Form 10-Q
period 2015-02-28
CRYPTO-SERVICES, INC.
filed 2015-07-08
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 28, 2015

Or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 333-200760

 CRYPTO-SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711-8 Lee Centre Dr. Scarborough, ON, Canada	M1H 3H8
(Address of principal executive offices)	(Zip Code)

702-290-8649

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      .  No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      .  No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X .  No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of June 29, 2015
Common stock, $0.001 par value	5,000,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crypto-Services, Inc.

February 28, 2015

(Unaudited)

Index

Balance Sheet

3

Statement of Expenses

4

Statement of Cash Flows

5

Notes to the Financial Statements

6

Crypto-Services, Inc.

Balance Sheets

	(Unaudited)
	February 28, 2015	August 31, 2014

Current Assets

Cash	$31,945	$50,000

Total Current Assets	$31,945	$50,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$3,000	$-
Due to related parties	241	241

Total Current Liabilities	3,241	241

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001 5,000,000 share issued and outstanding	5,000	5,000

Additional paid-in capital	45,000	45,000

Accumulated deficit	(21,296)	(241)

Total Stockholders’ Equity	28,704	49,759

Total Liabilities and Stockholders’ Equity	$31,945	$50,000

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statements of Expenses

(Unaudited)

	Three Months Ended February 28, 2015	Six Months Ended February 28, 2015

Expenses

General and administrative	$10,888	$21,055

Total Operating Expenses	10,888	21,055

Net Loss	$(10,888)	$(21,055)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statement of Cash Flows

Six Months Ended February 28, 2015

Operating Activities

Net loss for the period	$(21,055)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accrued expenses	3,000

Net cash used in operating activities	(18,055)

Financing Activities

Proceeds from issuance of common stock	-
Due to related parties	-

Net Cash Provided by Financing Activities	-

Net Increase (Decrease) in Cash	(18,055)

Cash, Beginning of Period	50,000

Cash, End of Period	$31,945

Supplemental Disclosures

Interest paid	-
Income taxes paid	-

The accompanying notes are an integral part of these unaudited financial statements

CRYPTO-SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2014

(UNAUDITED)

1.    Nature of Organization and Description of Business

Crypto-Services, Inc. (the “Company”) was incorporated in the state of Nevada on March 21, 2014.  The Company has been in the exploration stage since its formation and has not commenced business operations.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended February 28, 2015, the Company has an accumulated deficit of $21,296. The Company intends to enter the business of providing information about the use of Bitcoin and other digital currencies through a website that aggregates news and current trading data about digital currencies.  The Company also intends to provide consumer access to the purchase and sale of Bitcoin through ATMs placed at various high traffic locations in Canada.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended August 31, 2014 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on December 2, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Company’s Form 10-K have been omitted.

4.

Related Party Transactions

a)

As at February 28, 2015, the Company was indebted to the President of the Company in the amount of $241, which is non-interest bearing, unsecured, and due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

2.

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Overview

CRYPTO-SERVICES, INC. (“Crypto-Services”, “we”, or “the Company”) was incorporated in the State of Nevada as a for-profit Company on March 21, 2014 and established a fiscal year end of August 31. We are a development-stage Company which intends to offer an information based website at www.digitalcoindaily.com that will provide users with up to date information on the world of digital currencies.

We intend to provide information on the leading digital currencies. While Bitcoin is by far the most used and best known, there are now over 100 active digital currencies with a combined market value of over $6 Billion. Countries around the world are rushing to pass new laws regulating access to, and use of, these currencies. Numerous ancillary markets have developed to help consumers access, manage and spend digital currencies, most notably ATMs and online digital currency exchanges. Investment and profit opportunities abound in this new space but navigating the myriad of hardware and software suppliers and the associated regulations across jurisdictions can be challenging. We intend to serve consumers, investors, hardware and software suppliers and manufacturers by providing a comprehensive up-to-date resource for all the latest happenings in the world of digital currencies.

We have purchased the URL www.digitalcoindaily.com and intend to launch a website that will provide daily news and updates for users of digital currencies. Some of the information we intend to provide includes: information on the major digital currency exchanges including their current exchange rates, fee structures and volumes; news on major legal developments surrounding digital currencies, adoption of digital currencies by major retailers and other institutions and development of new hardware and software targeted at servicing digital currency users.

We intend to generate revenue by advertising and referral fees. We intend to have numerous advertising placement opportunities throughout our website where advertisers will be able to purchase both static and video advertisements on either a monthly or pay-per-click basis. We also intend to register with the Google AdSense program to serve advertisements from Google clients. We also intend to establish referral agreements with software and hardware manufacturers as well as potentially digital currency exchanges in order to receive referral commissions for customers that are referred from our website.

The Company intends to compete with other information sites on the Internet today, but aims to develop a website which that will be more user-friendly and comprehensive. However, there can be no assurances that our efforts to develop the proposed website will succeed, or that we will be able to successfully market the proposed website, if developed.

While the company has enough funds to operate now, management believes the company’s best chance for long term growth is to put significant investment into the development of our website and the back end system that will allow for efficient management and tracking of advertising placements and referrals that we send to other websites that may potentially pay us a referral commission.

We expect to spend a significant portion of our existing funds conducting the offering and attempting to achieve a public listing. We believe that we will need to raise a minimum of $100,000, or 50% of our shares being offered, in order to develop a first version of our website, as well as to meet our ongoing reporting requirements with the SEC, however, we may require more than this amount in order to reach these goals.

Below is a summary of the gross proceeds, before aggregate offering costs of approximately $30,000, we may receive from the sale of the shares in the Offering:

Percentage of Shares Sold	Shares Sold	Proceeds to the Company
10%	2,000,000	$20,000
25%	5,000,000	$50,000
50%	10,000,000	$100,000
75%	15,000,000	$150,500
100%	20,000,000	$200,000

The offering will terminate upon the earlier to occur of: (i) the sale of all 20,000,000 shares being offered, or (ii) 90 days after this registration statement is declared effective by the Securities and Exchange Commission. However, we may extend the offering for up to 90 days following the 90 day offering period.

If we are unable to raise sufficient funds to pay for the development of our website and back end system, this may prevent us from accomplishing a large portion of our business plan.

Our business office is located at 711-8 Lee Centre Dr. Scarborough, ON Canada, M1H3H8. Our telephone number is 1-702-290-8649. Our United States and registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722, telephone number (702) 866-2500.

Plan of Operation

Over the 12 month period from the completion of our offering, if we have raised enough funds, we intend to design, launch and market our website. Management believes that selling 50% of the proposed offering should constitute sufficient funds to set our business plan in motion. We intend to use all the proceeds from the offering over the 12 month period after completion thereof. The following table sets forth the uses of proceeds assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company. We expect to pay the cost of the offering from our current available cash.

Offered Shares Sold	Offering Proceeds	Principal Uses of Net Proceeds
2,000,000 Shares (10%)	$20,000	Development Marketing Employees / Admin	$10,500
			$5,000
			$4,500
5,000,000 Shares (25%)	$50,000	Development Marketing Employees / Admin	$26,500
			$7,500
			$16,000
10,000,000 Shares (50%)	$100,000	Development, Marketing Employees / Admin	$53,000
			$15,500
			$32,000
15,000,000 Shares (75%)	$150,000	Development, Marketing Employees / Admin	$75,000
			$20,000
			$55,000
50,000,000 Shares (maximum)	$200,000	Development, Marketing Employees / Admin	$90,000
			$40,000
			$70,000

Within 90 days of the completion of our offering, the Company intends to develop a specification list for features of the website. We then plan to begin hiring of website developers for the back end of the system that will allow us to update content, insert and track advertising and track links to websites with whom we set up referral agreements. We intend to post this on sites like www.odesk.com and solicit bids for the development of the website. We intend to review the various bids we expect to receive and select a developer within 90 days of completing this offering.

We do not know whether the website developer we ultimately select will also offer front end graphic design services for the web interface or if we will choose to use the same firm to develop both aspects of the website. These aspects require different types of expertise. We may need to hire a separate graphics design firm to complete the look and feel of the website. During the course of the website’s development we will strive to optimize the site for registration in the search engines.

Based on our initial research, we believe development of the website to take between 4 – 6 months. During the development of the website, we will plan our marketing and sales strategy. If we sell 50% of the proposed offering, we will likely hire a part-time website development manager to maintain and develop our website. If we sell 75% of the proposed offering, we will likely hire a part-time website development manager and a part-time sales representative to solicit advertising clients for our website and maintain customer relations. If we sell the entire proposed offering, we will likely hire a full-time website development manager and a full-time sales representative.

We plan to spend the remainder of the 12 months after this offering focused on marketing our website. We will register our website in a large number of search engines, using various SEO techniques, and also purchase AdWords on Google.

If we are unable to complete any phase of our website development or marketing efforts because we do not have enough resources, we believe that we will have to cease operations until we raise money. Attempting to raise capital after failing in any phase of our website development plan would be difficult. As such, if we cannot secure additional proceeds we may have to cease marketing our website which may negatively affect investors’ investment.

Results of Operations

We have not generated any revenue since our inception. Our expenses were $10,888 for the three months ended February 28, 2015 and $21,055 for the six months ended February 28, 2015.

Capital Resources and Liquidity

As of February 28, 2015 and August 31, 2014, we had $31,945 and $50,000 in cash, respectively.

The Company has a minimum cash burn rate of $5,000 per month mainly for legal and accounting expenses. The Company anticipates that the current available cash will last for approximately 6 months.  We hope to raise capital from this offering to continue our operations and start generate revenues. If the Company does not realize revenues, then the Company intends to secure additional financing through the sale of its securities, however, there can be no assurance that the Company will be successful in selling its securities or the terms will be favorable to the Company.

Management may decide, based on market conditions, to seek future private placements if management believes such private placements are in the best interests of the Company. We believe we will be able to generate advertising sales revenue within one hundred and twenty (120) days of the launch of our website.

We estimate that we will need to raise at least $100,000 to develop a first version of our planned website and fund our planned operations, including public company reporting costs, for twelve months from the date of the prospectus.

We are highly dependent upon the success of the public offering described herein.

We do not anticipate researching any further products or services nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees other than those noted above.

If we are unable to raise sufficient funds to pay for the development of our website, this may prevent us from accomplishing our business plan.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable because we are a small reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable because we are a small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.
†

Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRYPTO-SERVICES, INC.

Date: July 7, 2015	By:	/s/ Gordon Hum
Gordon Hum Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)