Form 10-Q
period 2015-05-31
CRYPTO-SERVICES, INC.
filed 2015-08-19
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended May 31, 2015

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X .  No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 22, 2015
Common stock, $0.001 par value	5,000,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crypto-Services, Inc.

INDEX TO INTERIM FINANCIAL STATEMENTS

May 31, 2015

TABLE OF CONTENTS

Index

Balance Sheet as of May 31, 2015 (Unaudited) and August 31, 2014

3

Statement of Operations for the Three and Nine Months Ended May 31, 2015 and 2014 (Unaudited)

4

Statement of Cash Flows for the Nine Months Ended May 31, 2015 (Unaudited)

5

Notes to the Financial Statements (Unaudited)

6

Crypto-Services, Inc.

Balance Sheets

(Unaudited)

	May 31, 2015	August 31, 2014

Current Assets

Cash	$18,794	$50,000

Total Current Assets	$18,794	$50,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$4,500	$-
Due to related parties	241	241

Total Current Liabilities	4,741	241

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001 5,000,000 share issued and outstanding	5,000	5,000
Additional paid-in capital	45,000	45,000
Accumulated deficit	(35,947)	(241)

Total Stockholders’ Equity	14,053	49,759

Total Liabilities and Stockholders’ Equity	$18,794	$50,000

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statement of Expenses

(Unaudited)

		Period		Period
		from		from
	Three Months	March 21, 2014	Nine Months	March 21, 2014
	Ended	through	Ended	through
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Expenses

General and administrative expenses	14,651	241	35,706	241

Total Operating Expenses	14,651	241	35,706	241

Net Loss	$(14,651)	$(241)	$(35,706)	$(241)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended May 31,	Period from March 21, 2014 through May 31,
	2015	2014

Cash Flows From Operating Activities

Net loss for the period	$(35,706)	$(241)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accrued expenses	4,500	-

Net Cash Used In Operating Activities	(31,206)	(241)

Financing Activities

Due to related parties	-	241

Net Cash Provided By Financing Activities	-	241

Net Increase (Decrease) in Cash	(31,206)	-

Cash and Cash Equivalents at Beginning of Period	50,000	-

Cash and Cash Equivalents at End of Period	$18,794	$-

Supplemental Disclosures of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Notes to Financial Statements

May 31, 2015

(Unaudited)

NOTE 1 – Nature of Organization and Description of Business

Crypto-Services, Inc. (the “Company”) was incorporated in the state of Nevada on March 21, 2014.  The Company has been in the exploration stage since its formation and has not commenced business operations.

 NOTE 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended May 31, 2015, the Company has an accumulated deficit of $35,947. The Company intends to enter the business of providing information about the use of Bitcoin and other digital currencies through a website that aggregates news and current trading data about digital currencies.  The Company also intends to provide consumer access to the purchase and sale of Bitcoin through ATMs placed at various high traffic locations in Canada.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - Basis of Presentation

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

NOTE 4 - Related Party Transactions

As at May 31, 2015, the Company was indebted to the President of the Company in the amount of $241, which is non-interest bearing, unsecured, and due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•

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

The offering will terminate upon the earlier to occur of: (i) the sale of all 20,000,000 shares being offered, or (ii) 90 days after the registration statement was declared effective by the Securities and Exchange Commission on April 10, 2015. However, we have the discretion to extend the offering for up to 90 days following the 90 day offering period.

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
			$40,000
			$70,000

Within 90 days of the completion of our offering, we intend to develop a specification list for features of the website. We then plan to begin hiring of website developers for the back end of the system that will allow us to update content, insert and track advertising and track links to websites with whom we set up referral agreements. We intend to post this on sites like www.odesk.com and solicit bids for the development of the website. We intend to review the various bids we expect to receive and select a developer within 90 days of completing this offering.

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

Results of Operations

We have not generated any revenue since our inception. Our expenses were $14,651 for the three months ended May 31, 2015 as compared to $241 for the three months ended May 31, 2014. Our expenses were $35,706 for the nine months ended May 31, 2015 as compared to $241 for the nine months ended May 31, 2014.

Capital Resources and Liquidity

As of May 31, 2015 and August 31, 2014, we had $18,794 and $50,000 in cash, respectively.

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

CRYPTO-SERVICES, INC.

Date: August 18, 2015	By:	/s/ Gordon Hum
Gordon Hum Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)