Form 10-K
period 2015-08-31
CRYPTO-SERVICES, INC.
filed 2015-11-30
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-200760

CRYPTO-SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0439333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711-8 Lee Centre Dr.

Scarborough, ON, Canada

(Address of principal executive offices)

702-901-0605

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  X . No      .

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,750,000 shares of common stock, par value $0.001 per share, issued and outstanding as of November 30, 2015.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1. Business.

General

As used in this Annual Report, references to “the Company”, “Crypto-Services”, “we”, “our”, “ours” and “us” refer to Crypto-Services, Inc., unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

We prepare our financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, referred to as U.S. GAAP. In this Annual Report, references to “$” and “dollars” are to United States dollars.

Overview

Crypto-Services, Inc. was incorporated in the State of Nevada as a for-profit company on March 21, 2014 and established a fiscal year end of August 31. We are a development-stage Company which intends to offer an information based website at www.digitalcoindaily.com that will provide users with up to date information on the world of digital currencies.

We intend to provide information on the leading digital currencies. While Bitcoin is by far the most used and best known, there are now over 100 active digital currencies with a combined market value of over $6 Billion. Countries around the world are rushing to pass new laws regulating access to, and use of, these currencies. Numerous ancillary markets have developed to help consumers access, manage and spend digital currencies, most notably ATMs and online digital currency exchanges. Investment and profit opportunities abound in this new space but navigating the myriad of hardware and software suppliers and the associated regulations across jurisdictions can be challenging. Crypto-Services intends to serve consumers, investors, hardware and software suppliers and manufacturers by providing a comprehensive up-to-date resource for all the latest happenings in the world of digital currencies.

We have purchased the URL www.digitalcoindaily.com and plan to launch a website that will provide daily news and updates for users of digital currencies. Some of the information we intend to provide includes: information on the major digital currency exchanges including their current exchange rates, fee structures and volumes; news on major legal developments surrounding digital currencies, adoption of digital currencies by major retailers and other institutions and development of new hardware and software targeted at servicing digital currency users.

We intend to generate revenue by advertising and referral fees. To that end, we plan to have numerous advertising placement opportunities throughout our website where advertisers will be able to purchase both static and video advertisements on either a monthly or pay-per-click basis. We also intend to register with the Google AdSense program to serve advertisements from Google clients, and to establish referral agreements with software and hardware manufacturers as well as potentially digital currency exchanges in order to receive referral commissions for customers that are referred from our website.

Although there are other information sites on the Internet today that will act as competitors, the Company aims to differentiate itself by developing a website that is more user-friendly and comprehensive. However, there can be no assurances that our efforts to develop the proposed website will succeed, or that we will be able to successfully market the proposed website, if developed.

While the Company has enough funds to operate now, management believes the Company’s best chance for long term growth is to put significant investment into the development of our website and the back end system that will allow for efficient management and tracking of advertising placements and referrals that we send to other websites that may potentially pay us a referral commission.

Employees

The Company currently has two (2) employees; Gordon Hum, the Company’s President and Edwin Jong, the Company’s Vice-President. Both of the Company’s employees are employed elsewhere and have the flexibility to work up to 20 hours per week on Crypto-Services related matters.

Our Corporate Information

Our principal executive office is located at 711-8 Lee Centre Dr. Scarborough, ON Canada, M1H3H8. Our telephone number is 1-702-290-8649.

Our United States and registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722, telephone number (702) 866-2500.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents that we will file with or furnish to the SEC will be available free of charge by sending a written request to our Corporate Secretary at our corporate headquarters. Additionally, the documents we file with the SEC is or will be available free of charge at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Other information on the operation of the Public Reference Room is or will be available by calling the SEC at (800) SEC-0330.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 711-8 Lee Centre Dr. Scarborough, ON Canada, M1H3H8. Our telephone number is 1-702-290-8649. We do not have a lease agreement for this property. This property is leased by our Chief Executive Officer, Gordon Hum, and he allows us to use the space to run the business.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or any of our companies or our companies’ subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no market for our common stock.

Holders

As of November 24, 2015, there were 33 holders of record of our Common Stock.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our board of directors (the “Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

In addition to those sales of unregistered securities previously disclosed in reports filed with the SEC during the fiscal year ended August 31, 2015, we issued the following securities without registration under the Securities Act of 1933.

On July 29, 2015, the Company issued 1,450,000 common shares at $0.01 per share for proceeds of $14,500.

On August 18, 2015, the Company issued 1,300,000 common shares at $0.01 per share for proceeds of $13,000.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

Our directors are not compensated for their services. The board has not implemented a plan to award options to our director. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in Crypto-Services, Inc. (referred to herein as the "Company", or "Crypto-Services", "we", "our", "ours" and "us") revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

Overview

Crypto-Services, Inc. is a development stage Company which intends to offer an information based website at www.digitialcoindaily.com that will provide users with up to date information on the world of digital currencies.

We intend to provide information on the leading digital currencies. While Bitcoin is by far the most used and best known, there are now over 100 active digital currencies with a combined market value of over $6 Billion. Countries around the world are rushing to pass new laws regulating access to, and use of, these currencies. Numerous ancillary markets have developed to help consumers access, manage and spend digital currencies, most notably ATMs and online digital currency exchanges. Investment and profit opportunities abound in this new space but navigating the myriad of hardware and software suppliers and the associated regulations across jurisdictions can be challenging. The Company intends to serve consumers, investors, hardware and software suppliers and manufacturers by providing a comprehensive up-to-date resource for all the latest happenings in the world of digital currencies.

We purchased the URL www.digitalcoindaily.com and plan to launch a website that will provide daily news and updates for users of digital currencies. Some of the information we intend to provide includes: information on the major digital currency exchanges including their current exchange rates, fee structures and volumes; news on major legal developments surrounding digital currencies, adoption of digital currencies by major retailers and other institutions and development of new hardware and software targeted at servicing digital currency users.

We intend to generate revenue by advertising and referral fees. To that end, we plan to have numerous advertising placement opportunities throughout our website where advertisers will be able to purchase both static and video advertisements on either a monthly or pay-per-click basis. We also intend to register with the Google AdSense program to serve advertisements from Google clients, and to establish referral agreements with software and hardware manufacturers as well as potentially digital currency exchanges in order to receive referral commissions for customers that are referred from our website.

Although there are other information sites on the Internet today that will act as competitors, the Company aims to differentiate itself by developing a website that is more user-friendly and comprehensive. However, there can be no assurances that our efforts to develop the proposed website will succeed, or that we will be able to successfully market the proposed website, if developed.

While the Company has enough funds to operate now, management believes the Company’s best chance for long term growth is to put significant investment into the development of our website and the back end system that will allow for efficient management and tracking of advertising placements and referrals that we send to other websites that may potentially pay us a referral commission.

Plan of Operation

The Company is currently developing a specification list for features of the website. We then plan to begin hiring of website developers for the back end of the system that will allow us to update content, insert and track advertising and track links to websites with whom we set up referral agreements. We intend to post this on sites like www.odesk.com and solicit bids for the development of the website and then review the various bids in order to select a developer.

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

Based on our initial research, we believe development of the website to take between 4 – 6 months. During the development of the website, we will plan our marketing and sales strategy and may hire a part-time or full-time website development manager and sales-representative. We will register our website in a large number of search engines, using various SEO techniques, and also purchase AdWords on Google.

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

Critical Accounting Estimates

Below the Company will provide a discussion of its more subjective accounting estimation processes for purposes of (i) explaining the methodology used in calculating the estimates, (ii) the inherent uncertainties pertaining to such estimates, and (iii) the possible effects of a significant variance in actual experience, from that of the estimate, on the Company’s financial condition. Estimates involve the employ of numerous assumptions that, if incorrect, could create a material adverse impact on the Company’s results of operations and financial condition.

Basis of Presentation: These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is August 31.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents: The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Related Parties: The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Financial Instruments: The fair values of financial instruments which include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments. The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after August 31, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. The Company has made the election to early adopt this amendment effective August 31, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on the Company's financial position or results of operations for the current or any prior reporting periods.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending August 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of August 31, 2015 this guidance would not have a material effect on the consolidated balances current presentation.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-K.

For the Fiscal Year Ended August 31, 2015 compared to the period from March 21, 2014 (inception) to August 31, 2014

Revenue

For the year ended August 31, 2015 and the period ended August 31, 2014 we generated no revenue because we are currently undertaking development of our website and marketing and advertising.

Operating Expense

Operating expense increased to $45,590 for the year ended August 31, 2015 as compared with $241 for the period ended August 31, 2014. This increase is primarily attributable to an increase in general and administrative expenses due to accounting, legal and consulting expenses.

Net loss

Net loss increased to $45,590 for the year ended August 31, 2015 as compared with $241 for the period ended August 31, 2014. The increase is entirely attributable to an increase in operating expenses of approximately $45,349.

Liquidity and Capital Resources

	For the Periods Year Ended August 31,
	2015	2014
Net cash used in operating activities	$(35,008)	$(241)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$27,500	$50,241

Net cash used in operations was $35,008 for the fiscal year ended August 31, 2015 compared to $241 for the period ended August 31, 2014. This increase was primarily attributable to an increase in net loss of approximately $45,349.

Net cash used in investing activities was 0 for the fiscal year ended August 31, 2015 the period ended August 31, 2014.

Cash flows provided by financing activities for the fiscal year ended August 31, 2015 were $27,500 compared to $50,241 for the period ended August 31, 2014.

We have substantial capital resource requirements and have incurred significant losses since inception. As of August 31, 2015, we had $42,492 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Related Party Transactions

Since inception, we have conducted transactions with directors and director related entities. These transactions included the following:

As of August 31, 2015 and 2014, the Company was indebted to the President of the Company in the amount of $241, which is non-interest bearing, unsecured, and due on demand.

Going Concern Qualification

We did not generate any revenue for the fiscal year ended August 31, 2015 or the period ended August 31, 2014 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. During the period ended August 31, 2015, the Company has an accumulated deficit of $45,831. Our Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the year ended August 31, 2015 and the period from inception through August 31, 2014. In addition, we have negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Crypto-Services, Inc.

INDEX TO INTERIM FINANCIAL STATEMENTS

August 31, 2015

TABLE OF CONTENTS

Index

Report of Independent Registered Public Accounting Firm

F–1

Balance Sheets as of August 31, 2015 and 2014

F–2

Statement of Operations for the Year Ended August 31, 2015 and for the period from March 21, 2014 (Inception) to August 31, 2014

F–3

Statement of Changes in Stockholders’ Equity for the period from March 21, 2014 (Inception) to August 31, 2015

F–4

Statement of Cash Flows for the Year Ended August 31, 2015 and for the period from March 21, 2014 (Inception) to August 31, 2014

F–5

Notes to the Financial Statements

F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

Crypto Services, Inc.

Montreal, Canada

We have audited the accompanying balance sheets of Crypto Services, Inc, (the “Company") as of August 31, 2015 and 2014, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended August 31, 2015 and for the period from March 21, 2014 (Inception) through August 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crypto Services, Inc. as of August 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended August 31, 2015 and for the period from March 21, 2014(Inception) through August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 2 to the financial statements, the Company is newly formed and has limited operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

November 30, 2015

Crypto-Services, Inc.

Balance Sheets

	As of
	August 31, 2015	August 31, 2014

Current Assets

Cash	$42,492	$50,000

Total Current Assets	$42,492	$50,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$10,582	$-
Due to related party	241	241

Total Current Liabilities	10,823	241

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001 7,750,000 and 5,000,000 share issued and outstanding; respectively	7,750	5,000

Additional paid-in capital	69,750	45,000

Accumulated deficit	(45,831)	(241)

Total Stockholders’ Equity	31,669	49,759

Total Liabilities and Stockholders’ Equity	$42,492	$50,000

The accompanying notes are an integral part of these audited financial statements

Crypto-Services, Inc.

Statement of Operations

	For the year ended August 31, 2015	Period from March 21, 2014 (Date of Inception) to August 31, 2014

Revenue	$-	$-

Expenses

General and administrative expenses	45,590	241

Total Operating Expenses	45,590	241

Net Loss	$(45,590)	$(241)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	5,177,397	726,994

The accompanying notes are an integral part of these audited financial statements

Crypto-Services, Inc.

Statement of Changes in Stockholders’ Equity

For the period from March 21, 2014 (Date of Inception) to August 31, 2015

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, March 21, 2014 (Date of Inception)	–	$-	$–	$–	$–

Common stock issued for cash	5,000,000	5,000	45,000	–	50,000

Net loss for the period	–	–	–	(241)	(241)

Balance – August 31, 2014	5,000,000	5,000	45,000	(241)	49,759

Common stock issued for cash	2,750,000	2,750	24,750	–	27,500

Net loss for the period	–	–	–	(45,590)	(45,590)

Balance – August 31, 2015	7,750,000	$7,750	$69,750	$(45,831)	$31,669

Crypto-Services, Inc.

Statement of Cash Flows

	For the year ended August 31, 2015	Period from March 21, 2014 (Date of Inception) to August 31, 2014

Cash Flows From Operating Activities

Net loss for the period	$(45,590)	$(241)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accrued expenses	10,582	-

Net Cash Used In Operating Activities	(35,008)	(241)

Financing Activities

Proceeds from issuance of common stock	27,500	50,000
Due to related party	-	241

Net Cash Provided By Financing Activities	27,500	50,241

Net Increase (Decrease) in Cash	(7,508)	50,000

Cash and Cash Equivalents at Beginning of Period	50,000	-

Cash and Cash Equivalents at End of Period	$42,492	$50,000

Supplemental Disclosures of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements

Crypto-Services, Inc.

Notes to Financial Statements

August 31, 2015

1.

Nature of Operations

Crypto-Services, Inc. (the “Company”) was incorporated in the state of Nevada on March 21, 2014.  The Company has been in the exploration stage since its formation and has not commenced business operations.

 2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended August 31, 2015, the Company has an accumulated deficit of $45,831. The Company intends to enter the business of providing information about the use of Bitcoin and other digital currencies through a website that aggregates news and current trading data about digital currencies.  The Company also intends to provide consumer access to the purchase and sale of Bitcoin through ATMs placed at various high traffic locations in Canada.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is August 31.

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Financial Instruments

The fair values of financial instruments which include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.  Management has determined that the Company is not exposed to significant credit risk.

3.

Summary of Significant Accounting Policies (continued)

e)

Loss per Share

The Company computes net loss per share in accordance with ASC 740 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

f)

Income Taxes

The Company accounts for income taxes using the asset and liability approach.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized

g)

Recent Accounting Pronouncements

The Company adopted new accounting guidance on business combinations.  This new accounting guidance broadens the scope of business combinations, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations.  It also expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of this guidance did not have a material impact on the Company’s financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial statements.

h)

Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

4.

Related Party Transactions

a)

As of August 31, 2015 and 2014, the Company was indebted to the President of the Company in the amount of $241, which is non-interest bearing, unsecured, and due on demand.

5.

Common Stock

a)

On August 29, 2014, the Company issued 5,000,000 common shares at $0.01 per share for proceeds of $50,000.

b)

On July 29, 2015, the Company issued 1,450,000 common shares at $0.01 per share for proceeds of $14,500.

c)

On August 18, 2015, the Company issued 1,300,000 common shares at $0.01 per share for proceeds of $13,000.

6.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $45,590 which expires beginning in 2034. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes.

Significant components of the Company’s deferred tax assets and liabilities as at August 31, 2015 and 2014, after applying enacted corporate income tax rates, are as follows:

	2015 $	2014 $

Deferred income tax asset

Net operating loss carried forward	15,583	82

Valuation allowance	(15,583)	(82)

Net deferred income tax asset	-	-

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2015, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of August 31, 2015, we had identified the following material weaknesses which still exist through the date of this report:

As of August 31, 2015 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of August 31, 2015. Based on this assessment, management believes that, as of August 31, 2015, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2015, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of August 31, 2015 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by our Board.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Gordon Hum	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	44	March 21, 2014
Edwin Jong	Vice President and Director	46	August 8, 2014

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Gordon Hum, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Mr. Hum obtained a diploma in Computer Science Technology, specializing in computer programming from Dawson College in Quebec in 1991, which is equivalent to two year associates’ degrees in the United States. He also obtained a Bachelor of Commerce with a major in Management Information Systems from Concordia University in Montreal in 1997. From July 1997 to April 2007, Mr. Hum worked for Hewitt Associates in Toronto, Canada which is in the business of human resource solutions and management consulting. Mr. Hum worked in the systems implementation group where his duties included requirements gathering, implementation of client benefits systems, resolution of client system issues, management of all client system enhancements, led process improvement initiatives and facilitated regular training sessions for new employees. Since February 2008, Mr. Hum has worked as a Product Manager for Giesecke and Devrient, Inc. which is in the business of developing, producing, and marketing products and solutions for payment, secure communication, and identity management. His duties include the management of card hardware/form factors for all payment and government related products. In addition to the local market, Mr. Hum also serves as a global Product Manager for Licensed Products. He maintains product roadmaps for current products, successor products, initiates R&D activities for new products based on market intelligence and maintains close relationships with the payment associations (VISA/MasterCard/AMEX/Interac) to ensure that products are in compliance with the respective brand standards rules. Mr. Hum currently spends approximately 20 hours per week providing services to our Company, which represents approximately 30% of his working hours.

Edwin Jong, Vice President and Director

Mr. Jong obtained a Mechanical Engineering Technology degree at Dawson College in Montreal 1997, which is equivalent to two year associates’ degrees in the United States. From 1997 to 2001, he worked at Leesta Industries Ltd. where his responsibilities included machining aircraft parts and assembling and operating various production machines. At the same time he worked part time at the Jewish General Hospital from 1992 to 2014 in various positions including services coordinator ensuring hospital wide management and delivery of linen supplies, sanitization and other daily use deliveries. In 2004 he worked full time as a Store attendant. Distribution of general medical supplies. Mr. Jong currently spends approximately 20 hours per week providing services to our Company, which represents approximately 30% of his working hours.

Committees of the Board of Directors

We presently do not have an audit committee, nominating committee, compensation committee, or other committee or committees performing similar functions, as our management believe that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or other committees.

Code of Ethics

The Board does not have a formal Code of Conduct and Ethics.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 711-8 Lee Centre Dr. Scarborough, ON Canada, M1H3H8, Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit Crypto and our shareholders. Although there are many other factors, the Board seeks individuals with experience in business, financial and scientific research and development.

Board Assessment of Risk

Our risk management function is overseen by our Board. Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect Crypto, and how management addresses those risks. Mr. Hum, as our Chief Executive Officer works closely together with the Board once material risks are identified on how to best address such risk. Presently, the primary risks affecting Crypto is the lack of working capital, the inability to generate sufficient revenues so that we have positive cash flow from operations. The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

Item 11. Executive Compensation.

Termination Provisions

The Company has not entered into employment agreements with any of its directors or officers.

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and each of our other officers for the years ended August 31, 2015 and the period ended August 31, 2014.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Gordon Hum	2015	-	-	-
President and Chief Executive Officer	2014	-	-	-
Edwin Jong	2015	-	-	-
Vice-President and Director	2014	-	-	-

We have not paid any salaries to date. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We do not pay our directors any money and we have no plans to pay our directors any money in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended August 31, 2015, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our voting stock beneficially owned, as of November 24, 2015 by (i) those persons known by Crypto-Services to be owners of more than 5% of the Company’s common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Gordon Hum	Common Stock	3,500,000	Direct	45.16%

Edwin Jong	Common Stock	1,500,000	Direct	19.35%

Directors and Executive Officers As A Group (2 persons)	Common Stock	5,000,000		64.52%

(1)

Applicable percentages are based on 7,750,000 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Crypto-Services believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Other than as disclosed below, there has been no transaction, since our inception on March 21, 2014, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

(i)

Any director or executive officer of our company;

(ii)

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)

Any of our promoters and control persons; and

(iv)

Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On August 7, 2014 we issued 3,500,000 shares of our common stock to our director Gordon Hum at a price of $0.01. On August 8, 2014 we issued 1,500,000 shares of our common stock to Edwin Jong at a price of $0.01 per share. The shares were issued to both subscribers pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that the subscribers represented to us that they were not a “U.S. Person” as such term is defined in Regulation S.

From time to time the Company borrows money from its directors. For the year ended August 31, 2014, the amounts due to related parties are $241. These advances were made by Mr. Hum and bear no interest and they are due on demand.

Item 14. Principal Accounting Fees and Services.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Malone Bailey, LLP as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Malone Bailey, LLP in 2015 and 2014 were approved by the board of directors. The following table shows the fees for the years ended August 31, 2015 and 2014:

	2015	2014
Audit Fees (1)	$9,000	$3,500
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$9,000	$3,500

(1) Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2) Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3) Tax fees – no fees of this sort were billed by Malone Bailey, LLP, our principal accountant during 2015 and 2014.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended August 31, 2015 and the period ended August 31, 2014.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2015 and 2014 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on December 5, 2014.
3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on December 5, 2014
31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYPTO-SERVICES, INC.

Date: November 30, 2015	By:	/s/ Gordon Hum
Gordon Hum Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gordon Hum	Chief Executive Officer and	November 30, 2015
Gordon Hum	Director (Principal Executive Officer)

/s/ Edwin Jong
Edwin Jong	Director	November 30, 2015