Form 10-Q
period 2015-11-30
CRYPTO-SERVICES, INC.
filed 2016-01-12
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended November 30, 2015

Or

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

Yes        No  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes        No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of January 12, 2016
Common stock, $0.001 par value	7,750,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crypto-Services, Inc.

INDEX TO INTERIM FINANCIAL STATEMENTS

November 30, 2015

Index

Balance Sheets as of November 30, 2015 (Unaudited) and August 31, 2015

3

Statements of Operations for the Three Months Ended November 30, 2015 and 2014 (Unaudited)

4

Statements of Cash Flows for the Three Months Ended November 30, 2015 and 2014(Unaudited)

5

Notes to the Financial Statements (Unaudited)

6

Crypto-Services, Inc.

Balance Sheets

(Unaudited)

ASSETS
	November 30, 2015	August 31, 2015

Current Assets

Cash	$17,367	$42,492

Total Current Assets	$17,367	$42,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$10,582	$10,582
Due to related party	241	241

Total Current Liabilities	10,823	10,823

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001 7,750,000 shares issued and outstanding; respectively	7,750	7,750

Additional paid-in capital	69,750	69,750

Accumulated deficit	(70,956)	(45,831)

Total Stockholders’ Equity	6,544	31,669

Total Liabilities and Stockholders’ Equity	$17,367	$42,492

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statements of Operations (Unaudited)

	Three Months Ended November 30, 2015	Three Months Ended November 30, 2014
Expenses

General and administrative	$25,125	$10,170
		,
Total Operating Expenses	25,125	10,170

Net Loss	$(25,125)	$(10,170)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,750,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30, 2015	Three Months Ended November 30, 2014
Operating Activities

Net loss	$(25,125)	$(10,170)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accrued expenses	-	1,500

Net cash used in operating activities	(25,125)	(8,670)

Net decrease in Cash	(25,125)	(8,670)

Cash, Beginning of Period	42,492	50,000

Cash, End of Period	$17,367	$41,330

Supplemental Disclosures

Interest paid	$-	$–
Income taxes paid	$-	$–

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Notes to the Financial Statements

(Unaudited)

1.

Nature of Operations and Continuance of Business

Crypto-Services, Inc. (the “Company”) was incorporated in the state of Nevada on March 21, 2014.  The Company has been in the exploration stage since its formation and has not commenced business operations.

2.

 Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended November 30, 2015, the Company has an accumulated deficit of $70,956. The Company intends to enter the business of providing information about the use of Bitcoin and other digital currencies through a website that aggregates news and current trading data about digital currencies.  The Company also intends to provide consumer access to the purchase and sale of Bitcoin through ATMs placed at various high traffic locations in Canada.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended August 31, 2015 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on November 30, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Company’s Form 10-K have been omitted.

4.

Related Party Transactions

As at November 30, 2015, the Company was indebted to the President of the Company in the amount of $241, which is non-interest bearing, unsecured, and due on demand.

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

Results of Operations

We have not generated any revenue since our inception. Our expenses were $25,125 for the three months ended November 30, 2015 as compared to $10,170 for the three months ended November 30, 2014.

Capital Resources and Liquidity

	For the Three Months Ended November 30,
	2015	2014
Net cash used in operating activities	$(25,125)	$(8,670)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net cash used in operations was $25,125 for the three months period ended November 30, 2015 compared to $8,670 for the period ended November 30, 2014. This increase was primarily attributable to an increase in net loss of approximately $25,125.

Net cash used in investing activities was $NIL for the period ended November 30, 2015 and the period ended November 30, 2014.

Cash flows provided by financing activities for the period ended November 30, 2015 were $NIL compared to $NIL for the period ended November 30, 2014.

We have substantial capital resource requirements and have incurred significant losses since inception. As of November 30, 2015, we had $17,367 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Going Concern

During the period ended November 30, 2015, the Company has an accumulated deficit of $70,956. The Company intends to enter the business of providing information about the use of Bitcoin and other digital currencies through a website that aggregates news and current trading data about digital currencies.  The Company also intends to provide consumer access to the purchase and sale of Bitcoin through ATMs placed at various high traffic locations in Canada.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CRYPTO-SERVICES, INC.

Date: January 12, 2016	By:	/s/ Gordon Hum
Gordon Hum Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)