Form 10-Q
period 2016-02-29
CRYPTO-SERVICES, INC.
filed 2016-04-14
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 29, 2016

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

Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 12, 2016
Common stock, $0.001 par value	7,750,000

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crypto-Services, Inc.

February 29, 2016

(Unaudited)

Crypto-Services, Inc.

Balance Sheets

(Unaudited)

	February 29 2016	August 31, 2015
ASSETS
Current Assets

Cash	$14,826	$42,492

Total Current Assets	$14,826	$42,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$12,082	$10,582
Due to related party	241	241

Total Current Liabilities	12,323	10,823

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001 7,750,000 shares issued and outstanding; respectively	7,750	7,750

Additional paid-in capital	69,750	69,750

Accumulated deficit	(74,997)	(45,831)

Total Stockholders’ Equity	2,503	31,669

Total Liabilities and Stockholders’ Equity	$14,826	$42,492

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015	Six Months Ended February 29, 2016	Six Months Ended February 28, 2015
Expenses

General and administrative	$4,041	$10,888	$29,166	$21,055
		,		,
Total Operating Expenses	4,041	10,888	29,166	21,055

Net Loss	$(4,041)	$(10,888)	$(29,166)	$(21,055)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	7,750,000	5,000,000	7,750,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended February 29, 2016	Six Months Ended February 28, 2015
Operating Activities
Net loss	$(29,166)	$(21,055)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accrued expenses	1,500	3,000

Net cash used in operating activities	(27,666)	(18,055)

Net Decrease in Cash	(27,666)	(18,055)

Cash, Beginning of Period	42,492	50,000

Cash, End of Period	$14,826	$31,945

Supplemental Disclosures

Interest paid	$-	$–
Income taxes paid	$-	$–

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

2.

 Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended February 29, 2016, the Company has an accumulated deficit of $74,997. The Company intends to enter the business of providing information about the use of Bitcoin and other digital currencies through a website that aggregates news and current trading data about digital currencies.  The Company also intends to provide consumer access to the purchase and sale of Bitcoin through ATMs placed at various high traffic locations in Canada.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.

Related Party Transactions

a)

As at February 29, 2016, the Company was indebted to the President of the Company in the amount of $241, which is non-interest bearing, unsecured, and due on demand.

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

Results of Operations

We have not generated any revenue since our inception. Our expenses were $29,166 for the six months ended February 29, 2016 as compared to $21,055 for the six months ended February 28, 2015. The increase for the six months was directly related to the expenses related to transfer agent fee.

We have not generated any revenue since our inception. Our expenses were $4,041 for the three months ended February 29, 2016 as compared to $10,888 for the three months ended February 28, 2015. The decrease for the three months is related to decrease professional services needed for the three months.

Capital Resources and Liquidity

For the Six Months Ended,
	February 29, 2016	February 28, 2015
Net cash used in operating activities	$(27,666)	$(18,055)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net cash used in operations was $27,666 for the six months period ended February 29, 2016 compared to $18,055 for the period ended February 28, 2015. This increase was primarily attributable to an increase in net loss of approximately $29,166.

Net cash used in investing activities was $NIL for the period ended February 29, 2016 and the period ended February 28, 2015.

Cash flows provided by financing activities for the period ended February 29, 2016 were $NIL compared to $NIL for the period ended February 28, 2015.

We have substantial capital resource requirements and have incurred significant losses since inception. As of February 29, 2016, we had $14,826 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Going Concern

During the period ended February 29, 2016, the Company has an accumulated deficit of $74,997. The Company intends to enter the business of providing information about the use of Bitcoin and other digital currencies through a website that aggregates news and current trading data about digital currencies.  The Company also intends to provide consumer access to the purchase and sale of Bitcoin through ATMs placed at various high traffic locations in Canada.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CRYPTO-SERVICES, INC.

Date: April 14, 2016	By:	/s/ Gordon Hum
Gordon Hum Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)