Form 10-Q
period 2016-05-31
CRYPTO-SERVICES, INC.
filed 2016-07-15
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

Or

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X . No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   X . No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   X . No       .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 15, 2016
Common stock, $0.001 par value	7,750,000

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3. Quantitative and Qualitative Disclosure About Market Risk

11

Item 4. Controls and Procedures

11

PART II – OTHER INFORMATION

13

Item 1. Legal Proceedings

13

Item 1A. Risk Factors

13

Item 2. Unregistered Sales of Equity Securities an Use of Proceeds

13

Item 3. Defaults Upon Senior Securities

13

Item 4. Mine Safety Disclosures

13

Item 5. Other Information

13

Item 6. Exhibits

13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited interim financial statements of Crypto-Services, Inc. as of May 31, 2016, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine month periods ended May 31, 2016 are not necessarily indicative of the results that can be expected for the year ending August 31, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Crypto-Services,” and the “Company” mean Crypto-Services, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Crypto-Services, Inc.

Balance Sheets

(Unaudited)

ASSETS	May 31, 2016	August 31, 2015

Current Assets

Cash	$2,281	$42,492
Prepaid expense	8,333	-

Total Current Assets	$10,614	$42,492

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$20,579	$10,582
Due to related parties	1,741	241

Total Current Liabilities	22,320	10,823

Stockholders’ Equity (Deficit)

Common stock Authorized: 75,000,000 shares, par value $0.001 7,750,000 and 7,750,000 shares issued and outstanding; respectively	7,750	7,750

Additional paid-in capital	69,750	69,750

Accumulated deficit	(89,206)	(45,831)

Total Stockholders’ Equity (Deficit)	(11,706)	31,669

Total Liabilities and Stockholders’ Equity (Deficit)	$10,614	$42,492

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015	Nine Months Ended May 31, 2016	Nine Months Ended May 31, 2015

Expenses

General and administrative	$14,209	$14,651	$43,375	$35,706

Total Operating Expenses	14,209	14,651	43,375	35,706

Net Loss	$(14,209)	$(14,651)	$(43,375)	$(35,706)

Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	7,750,000	5,000,000	7,750,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended May 31, 2016	Nine Months Ended May 31, 2015

Operating Activities

Net loss	$(43,375)	$(35,706)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense	(8,333)	-
Accounts payable and accrued expenses	9,997	4,500

Net cash used in operating activities	(41,711)	(31,206)

Financing Activities

Due to related parties	1,500	-

Net Cash Provided by Financing Activities	1,500	-

Net Decrease in Cash	(40,211)	(31,206)

Cash, Beginning of Period	42,492	50,000

Cash, End of Period	$2,281	$18,794

Supplemental Disclosures

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Notes to Financial Statements

(Unaudited)

1.

Nature of Operations and Continuance of Business

Crypto-Services, Inc. (the “Company”) was incorporated in the state of Nevada on March 21, 2014.  The Company has not commenced business operations.

2.

Going Concern

These unaudited interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended May 31, 2016, the Company has an accumulated deficit of $89,206. The Company intends to enter the business of providing information about the use of Bitcoin and other digital currencies through a website that aggregates news and current trading data about digital currencies.  The Company also intends to provide consumer access to the purchase and sale of Bitcoin through ATMs placed at various high traffic locations in Canada.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.

Related Party Transactions

During the period May 31, 2016, the Company borrowed $1,500 from its President to pay for expenses on behalf of the company in the current year. As at May 31, 2016, the Company was indebted to the President of the Company in the amount of $1,741, which is non-interest bearing, unsecured, and due on demand.

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

Results of Operations

Our operating results for the three and nine periods ended May 31, 2016 and 2015 are summarized in the table below.

	Three Months Ended May 31,				Nine Months Ended May 31,
	2016		2015		2016		2015
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
General and administrative		$14,209		$14,651		$43,375		$35,706
Net Loss		$(14,209)		$(14,651)		$(43,375)		$(35,706)

Revenues

Our revenue during the three month periods ended May 31, 2016 and 2015 was $Nil. Our revenue during the nine month periods ended May 31, 2016 and 2015 was $Nil.

Operating Expenses

Our operating expenses amounted to $14,209 during the three month period ended May 31, 2016 which comprised of general and administrative costs.  For the three month period ended May 31, 2015, our operation expenses amounted to $14,651.  The decrease in the current year is due to the fact that we incurred less general and administrative costs.

Our operating expenses amounted to $43,375 during the nine month period ended May 31, 2016 which comprised of general and administrative costs.  For the three month period ended May 31, 2015, our operation expenses amounted to $35,706.  The increase in the current year is due to the fact that we incurred more general and administrative costs.

Capital Resources and Liquidity

Working Capital

	As of May 31, 2016	As of August 31, 2015
Current Assets	$10,614	$42,492
Current Liabilities	$22,320	$10,823
Working Capital (Deficit)	$(11,706)	$31,669

Cash Flows

	For the Nine Months Ended,
	May 31, 2016	May 31, 2015
Net cash used in operating activities	$(41,711)	$(31,206)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$1,500	$-
Net change in cash	$(40,211)	$(31,206)

Net cash used in operations was $41,711 for the nine months period ended May 31, 2016 compared to $31,206 for the period ended May 31, 2015. This increase was primarily attributable to an increase in net loss of approximately $7,669 of the nine month period ended May 31, 2016 compared to May 31, 2015.

Net cash used in investing activities was $NIL for the period ended May 31, 2016 and the period ended May 31, 2015.

Cash flows provided by financing activities for the period ended May 31, 2016 were $1,500 compared to $NIL for the period ended May 31, 2015. During the period ended May 31, 2016, the Company borrowed $1,500 from its President. As at May 31, 2016, the Company was indebted to the President of the Company in the amount of $1,741, which is non-interest bearing, unsecured, and due on demand.

We have substantial capital resource requirements and have incurred significant losses since inception. As of May 31, 2016, we had $2,281 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning May 2016) will be approximately $50,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Estimated Expenses
Legal and accounting fees	$34,000
Marketing and advertising	-
Investor relations and capital raising	-
Management and operating costs	-
Salaries and consulting fees	15,000
General and administrative expenses	1,000
Total	$50,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $50,000 to proceed with our business plan over the next 12 months. As of May 31, 2016, we had $2,281 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

Going Concern

During the period ended May 31, 2016, the Company has an accumulated deficit of $89,206. The Company intends to enter the business of providing information about the use of Bitcoin and other digital currencies through a website that aggregates news and current trading data about digital currencies.  The Company also intends to provide consumer access to the purchase and sale of Bitcoin through ATMs placed at various high traffic locations in Canada.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Not applicable because we are a smaller reporting company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

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

CRYPTO-SERVICES, INC.

Date: July 15, 2016	By:	/s/ Gordon Hum
Gordon Hum Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

14