Form 10-K
period 2016-08-31
CRYPTO-SERVICES, INC.
filed 2016-12-13
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

.TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-200760

CRYPTO-SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0439333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19F, Lianhe Tower, 1069 Nanhai Ave,

Nanshan District, Shenzhen, 518000, China

(Address of principal executive offices)

(86) 75586961406

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: $27,497

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,750,000 shares of common stock, par value $0.001 per share, issued and outstanding as of December 13, 2016.

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

Overview

Crypto-Services, Inc. was incorporated in the State of Nevada as a for-profit company on March 21, 2014 and established a fiscal year end of August 31. We are a development-stage Company established to offer an information based website at www.digitalcoindaily.com that would provide users with up-to-date information on the leading digital currencies. We purchased the URL www.digitalcoindaily.com and plan to launch a website to provide daily news and updates for users of digital currencies. Some of the information we intend to provide included: information on the major digital currency exchanges including their current exchange rates, fee structures and volumes; news on major legal developments surrounding digital currencies, adoption of digital currencies by major retailers and other institutions and development of new hardware and software targeted at servicing digital currency users. We plan to generate revenue by advertising and referral fees.

Unfortunately

Employees

The Company currently has one employee; Xinlong Shen the Company’s President, Secretary and Treasurer. He works full time on Crypto-Services related matters.

Our Corporate Information

Our principal executive office is located at 19F, Lianhe Tower, 1069 Nanhai Ave, Nanshan District, Shenzhen,China

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 19F, Lianhe Tower, 1069 Nanhai Ave, Nanshan District, Shenzhen,China.

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

Holders

As of December 13, 2016 there were 26 holders of record of our Common Stock.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our board of directors (the “Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

In addition to those sales of unregistered securities previously disclosed in reports filed with the SEC during the fiscal year ended August 31, 2016, we issued the following securities without registration under the Securities Act of 1933.

On August 29, 2014, the Company issued 5,000,000 common shares at $0.01 per share for proceeds of $50,000

On July 29, 2015, the Company issued 1,450,000 common shares at $0.01 per share for proceeds of $14,500.

On August 18, 2015, the Company issued 1,300,000 common shares at $0.01 per share for proceeds of $13,000.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

Our directors are not compensated for their services. The board has not implemented a plan to award options to our director. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Crypto-Services, Inc. was incorporated in the State of Nevada as a for-profit company on March 21, 2014 and established a fiscal year end of August 31. CRYT is a development-stage Company which intended to offer an information based website at www.digitalcoindaily.com that would provide users with up to date information on the world of digital currencies.

Upon the consummation of the sale, a change of control occurred with Gordon Hum and Edwin Jong appointing Xinlong Shen as the designee of the Purchasers to serve as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Sole Director of the Company. Mr. Hum and Mr. Jong resigned from all of their positions with the Company. A Form 8-K was filed with the Securities Commission reflecting this change of officers and directors.

Effective August 28, 2016, shareholders of Crypto Services, Inc. representing 54.19% of the Company’s issued stock approved changing the Company’s name from Crypto-Services, Inc., to Fortune Valley Treasures, Inc. The Company filed a Certificate of Amendment with the State of Nevada on September 21, 2016.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

Plan of Operation

We are a development stage entity devoting substantially all of our efforts to establishing a new business for which our planned principal operations have not yet commenced. We believe our current equity at risk is sufficient to finance our current activities.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended August 31, 2016.This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we launch our business platform. There is no assurance we will ever reach this point. Accordingly, we must raise cash from other sources. Our only other source for cash at this time is investments by others or loans from our shareholders or officers. We have no assurances that such loans will become available upon acceptable terms when the funds are required for our operations.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-K.

For the Fiscal Years Ended August 31, 2016 and August 31, 2015

Revenue

For the years ended August 31, 2016 and 2015 we generated no revenue.

Operating Expense

Operating expense decreased to $44,465 for the year ended August 31, 2016 as compared with $45,590 for the year ended August 31, 2015. This decrease is primarily attributable to the decrease in general and administrative expenses due to accounting, legal and consulting expenses.

Net loss

Net loss decreased to $23,336 for the year ended August 31, 2016 as compared with $45,590 for the year ended August 31, 2015. The decrease is attributable to a decrease in operating expenses and gain on waive of liability of approximately $22,254.

Liquidity and Capital Resources

	For the Years Ended
	August 31,
	2016	2015
Net cash used in operating activities	$(42,492)	$(35,008)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$27,500

Net cash used in operations was $42,492 for the fiscal year ended August 31, 2016 compared to $35,008 for the year ended August 31, 2015.

Net cash used in investing activities was $0 for the fiscal year ended August 31, 2016 and for the year ended August 31, 2015.

Cash flows provided by financing activities for the fiscal year ended August 31, 2016 were $0 compared to $27,500 for the year ended August 31, 2015.

We have substantial capital resource requirements and have incurred significant losses since inception. As of August 31, 2016, we had $0 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Related Party Transactions

Since inception, we have conducted transactions with directors and director related entities. These transactions included the following:

During the fiscal year of 2016, the Company was indebted to the Prior President of the Company in the amount of $1,741, which is non-interest bearing, unsecured, and due on demand.

On August 8, 2016, the former President, Gordon Hum confirmed that there were no trade payables, accrued expenses, liabilities, taxes, obligations or commitments prior to August 8, 2016 ,which would be required to accrue or be reflected in in the financial statements. Additionally, he confirmed that he has waived any and all such liabilities as of August 8, 2016.

As of August 31, 2016, the Company was indebted to the current CEO, Xinlong Shen, in the amount of $3,000, which is non-interest bearing, unsecured, and due on demand.

Lily Chen, friend of Xinlong Shen, provided non-compensated book keeping and financial reporting services from August, 2016 to December, 2016.

Effective August 31, 2016 the Company agreed to assign and transfer all of its existing assets and liabilities to former Company president Gordon Hum. In consideration for the assignment of the Company’s assets and liabilities, Mr. Hum agreed to retire any and all shares of preferred stock of the Company for return to treasury. Pursuant to the assignment of the assets and liabilities to Gordon Hum, the Company agreed to deliver to Mr. Hum any documentary evidence of the full and unrestricted title to the assets and liabilities, and such other documents as may be required under applicable law or reasonably requested by Mr. Hum. Effective October 18, 2016, the Company delivered to Mr. Hum the required documentary evidence of the full and unrestricted title to the assets and liabilities and Mr. Hum delivered to the Company the full documentary evidence of the retirement of the Preferred Stock to treasury.

Going Concern Qualification

We did not generate any revenue for the fiscal year ended August 31, 2016 or the period ended August 31, 2015 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. During the period ended August 31, 2016, the Company has an accumulated deficit of $69,167. Our Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the year ended August 31, 2016 and the period from inception through August 31, 2015. In addition, we have negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 8. Financial Statements and Supplementary Data.

Crypto-Services, Inc.

INDEX TO INTERIM FINANCIAL STATEMENTS

August 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

Crypto Services, Inc.

Shenzhen, China

We have audited the accompanying balance sheets of Crypto Services, Inc. (the “Company”) as of August 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended August 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crypto Services, Inc. as of August 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

December 13, 2016

Crypto-Services, Inc.

Balance Sheets

	August 31, 2016	August 31, 2015

Current Assets

Cash	$-	$42,492
Prepaid Expense	11,333	-

Total Current Assets	$11,333	$42,492

Total Assets	$11,333	$42,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$-	$10,582
Due to related party-Gorden Hum	-	-
Due to related party-Xinlong Shen	3000	241

Total Current Liabilities	3000	10,823

Total Liabilities	$3000	$10,823

Stockholders’ Equity

Common stock Authorized: 7,750,000 common shares issued and outstanding as of August 31, 2016 and 2015	7,750	7,750

Additional paid-in capital	69,750	69,750

Accumulated deficit	(69,167)	(45,831)

Total Stockholders’ Equity	8,333	31,669

Total Liabilities and Stockholders’ Equity	$11,333	$42,492

The accompanying notes are an integral part of these audited financial statements

Crypto-Services, Inc.

Statement of Operations

	For the year ended August 31, 2016	For the year ended August 31, 2015

Revenue	$-	$-

Expenses

General and administrative expenses	44,465	45,590

Total Operating Expenses	44,465	45,590

Other Income

Gain from waive of liabilities	21,129	-

Total Other Income	21,129	-

Net Loss	$(23,336)	$(45,590)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	7,750,000	5,177,397

The accompanying notes are an integral part of these audited financial statements

Crypto-Services, Inc.

Statement of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-August 31, 2014	5,000,000	5,000	45,000	(241)	49,759
Common stock issued for cash	2,750,000	2,750	24,750	-	27,500
Net loss for the year	-	-	-	(45,590)	(45,590)
Balance – August 31, 2015	7,750,000	7,750	69,750	(45,831)	31,669

Net loss for the year	-	-	-	(23,336)	(23,336)
Balance – August 31, 2016	7,750,000	$7,750	$69,750	$(69,167)	$8,333

Crypto-Services, Inc.

Statement of Cash Flows

	For the year ended August 31, 2016	For the year ended August 31, 2015

Cash Flows From Operating Activities

Net loss	$(23,336)	$(45,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Gain on waive of liabilities	(21,820)
Prepaid expenses	(8,333)
Accounts payable	11,579
Accrued expenses	(582)	10,582

Net Cash Used In Operating Activities	(42,492)	(35,008)

Cash Flows From Financing Activities

Proceeds from issuance of common stock	-	27,500

Net Cash Provided By Financing Activities	-	27,500

Net Decrease in cash	(42,492)	(7,508)

Cash and Cash Equivalents at Beginning of Period	42,492	50,000

Cash and Cash Equivalents at End of Period	$-	$42,492

Non-Cash Transactions
Due to related party-Xinlong Shen	3,000
Due to related party-Gordon Hum	1,500

Supplemental Disclosures of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements

Crypto-Services, Inc.

Notes to Financial Statements

August 31, 2016

1. Nature of Operations

Crypto-Services, Inc. was incorporated in the State of Nevada as a for-profit company on March 21, 2014 and established a fiscal year end of August 31. CRYT is a development-stage Company which intended to offer an information based website at www.digitalcoindaily.com that would provide users with up to date information on the world of digital currencies.

Upon the consummation of the sale, a change of control occurred with Gordon Hum and Edwin Jong appointing Xinlong Shen as the designee of the Purchasers to serve as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Sole Director of the Company. Mr. Hum and Mr. Jong resigned from all of their positions with the Company. A Form 8-K was filed with the Securities Commission reflecting this change of officers and directors.

Effective August 28, 2016, shareholders of Crypto-Services, Inc. representing 54.19% of the Company’s issued stock approved changing the Company’s name from Crypto-Services, Inc., to Fortune Valley Treasures, Inc. The Company filed a Certificate of Amendment with the State of Nevada on September 21, 2016. However, the name change is subject to the approval of Financial Industry Regulatory Authority (FINRA). Thus, the Company currently is still using Crypto-Services, Inc. as its company name.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the year ended August 31, 2016, the Company has recurring losses and negative cash flows from operation. The Company intends to enter the business of providing information about the use of Bitcoin and other digital currencies through a website that aggregates news and current trading data about digital currencies. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is August 31.

b) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d) Financial Instruments

The fair values of financial instruments which include cash and prepaid expense were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, freemarket dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

3. Summary of Significant Accounting Policies (continued)

e) Loss per Share

The Company computes net loss per share in accordance with ASC 740 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

4. Related Party Transactions

a)

As of August 8, 2016, the former President, Gordon Hum confirmed that there were no trade payables, accrued expenses, liabilities, taxes, obligations or commitments prior to August 8, 2016 ,which would be required to accrue or be reflected in in the financial statements. Additionally, he confirmed that he has waived any and all such liabilities as of August 8, 2016.

b)	As of August 31, 2016, the Company was indebted to the current CEO, Xinlong Shen, in the amount of $3,000, which is non-interest bearing, unsecured, and due on demand.

c)	Lily Chen, friend of Xinlong Shen provided non-compensated book keeping and financial reporting services from August, 2016 to December, 2016.

5. Common Stock

a)    On August 29, 2014, the Company issued 5,000,000 common shares at $0.01 per share for proceeds of $50,000.

b)    On July 29, 2015, the Company issued 1,450,000 common shares at $0.01 per share for proceeds of $14,500.

c)    On August 18, 2015, the Company issued 1,300,000 common shares at $0.01 per share for proceeds of $13,000.

6. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $44,464 which expires beginning in 2034. The Company has adopted ASC 740, “ Accounting for Income Taxes “, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes.

Significant components of the Company’s deferred tax assets and liabilities as at August 31, 2016 and 2015, after applying enacted corporate income tax rates, are as follows:

	2016	2015
	$	$
Deferred income tax asset
Net operating loss carried forward	23,517	15,583
Valuation allowance	(23,517)	(15,583)

Net deferred income tax asset	-	-

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2016, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of August 31, 2016, we had identified the following material weaknesses which still exist through the date of this report:

As of August 31, 2016 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of August 31, 2016. Based on this assessment, management believes that, as of August 31, 2016, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2016, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of August 31, 2016 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors is duly qualified and elected. The officers are elected by our Board.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Xinlong Shen	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	35	August 3, 2016

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Xinlong Shen, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Xinlong Shen, age 35, has more than 10-year experience in electronic appliances trading and marketing field in several China-based enterprises. He graduated in 2003 from Xidian University in China with a bachelor degree in management and major in business administration.

In July 2003, Mr. Shen started his first career as Overseas Sales in Shenzhen Yu Ou Electronics Co., Ltd., which produces and sells consumer electronics such as DVD and MP3 players. In August 2005, he worked as an Overseas Trade Manager in Shenzhen Richtec Industry Co., Ltd., which is a high-tech corporation and a global exporter and manufacturer specializing in developing, producing and marketing home theater systems, iPod/Mp3/mobile speakers and car speakers. In January 2008, he worked as an Overseas Trade Manager in Shenzhen Zhongmeipeng Industry Co., Ltd., which is an integrated trading company producing industrial products and consumer electronics. As Overseas Trade Manager in these two firms, Mr. Shen was responsible for leading the marketing team to conduct overseas marketing for the company’s products.

From December 2013 to September 2014, Mr. Shen served as Vice President in Shenzhen Boao Asset Management Consulting Service Co., Ltd., which is a financial consulting firm providing professional financial services including asset management and financial planning services to clients. In order to solve clients’ financial issues, he was dedicated to offer comprehensive, integrated and tailor-made in-depth financial advisory services.

From September 2014 to present, Mr. Shen has served as Chairman of the Board in Qianhai Shenzhen Xinzilong Media Co., Ltd., which specializes in production of film, video and media and entertainment programs. In addition, the Company manages various events ranging from cultural activities to conferences and exhibitions and provides advisory services. Mr. Shen is responsible for managing media production and sales and marketing. Moreover, he gives professional advice to clients related to branding, marketing and advertising.

Since November 2014, Mr. Shen has served as Vice Chairman in Chinacom Investment Association, which was mutually found by Chinese merchants and entrepreneurs. It aims at providing integrated information platform service to facilitate communication between association members and government departments and bilateral and multilateral trade and investment activities.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 19F, Lianhe Tower, 1069 Nanhai Ave, Nanshan District, Shenzhen, , China. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Board Assessment of Risk

Our risk management function is overseen by our Board. Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect Crypto, and how management addresses those risks. Mr. Shen, our Chief Executive Officer works closely together with the Board once material risks are identified on how to best address such risk. Presently, the primary risks affecting Crypto is the lack of working capital, the inability to generate sufficient revenues so that we have positive cash flow from operations. The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

Item 11. Executive Compensation.

Termination Provisions

The Company has not entered into employment agreements with any of its directors or officers.

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and each of our other officers for the year ended August 31, 2016 and the period ended August 31, 2015.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Gordon Hum (1) President and Chief Executive Officer	2014 2015 2016	-	-	-
Edwin Jong (2 Vice-President and Director	2014 2015 2016	-	-	-
Xinlong Shen (3) President, CEO, Secretary, CFO, Director	2016	-	-	-

(1)	Gordon Hum ceased to be an officer or director on August 3, 2016.

(2)	Edwin Jong ceased to be an officer or director on August 3, 2016

(3)	Xinlong Shen was appointed as President, CEO, Secretary, CFO and director on August 3, 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended August 31, 2016, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our voting stock beneficially owned, as of December 9, 2016 by (i) those persons Crypto-Services to be owners of more than 5% of the Company’s common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all executive officers and directors known by as a group:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Gordon Hum (1)	Common Stock	N/A	0

Edwin Jong (2)	Common Stock	N/A	0
Xinlong Shen		1,090,000 Direct	14.06%
Directors and Executive Officers As A Group (1 person)	Common Stock	1,090,000	14.06%

1. Gordon Hum resigned as an officer and director on August 3, 2016.

2. Edwin Jong resigned as an officer and director on August 3, 2016.

3. Xinlong Shen was appointed as an officer and director on August 3, 2016.

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

As of August 8, 2016, the former President, Gordon Hum confirmed that there were no trade payables, accrued expenses, liabilities, taxes, obligations or commitments prior to August 8, 2016 ,which would be required to accrue or be reflected in in the financial statements. Additionally, he confirmed that he has waived any and all such liabilities as of August 8, 2016.

The amount due to prior CEO, Mr. Gordon Hum was $1,741, which was waived on August 8, 2016 by Mr. Hum.

As of August 31, 2016, the Company was indebted to the current CEO, Xinlong Shen, in the amount of $3,000, which is non-interest bearing, unsecured, and due on demand.

Effective August 31, 2016 the Company agreed to assign and transfer all of its existing assets and liabilities to former Company president Gordon Hum. In consideration for the assignment of the Company’s assets and liabilities, Mr. Hum agreed to retire any and all shares of preferred stock of the Company for return to treasury. Pursuant to the assignment of the assets and liabilities to Gordon Hum, the Company agreed to deliver to Mr. Hum any documentary evidence of the full and unrestricted title to the assets and liabilities, and such other documents as may be required under applicable law or reasonably requested by Mr. Hum. Effective October 18, 2016, the Company delivered to Mr. Hum the required documentary evidence of the full and unrestricted title to the assets and liabilities and Mr. Hum delivered to the Company the full documentary evidence of the retirement of the Preferred Stock to treasury.

Item 14. Principal Accounting Fees and Services.

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Malone Bailey, LLP as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Malone Bailey, LLP in 2016 and 2015 were approved by the board of directors. The following table shows the fees for the years ended August 31, 2016 and 2015:

	2016	2015
Audit Fees (1)	$11,000	$9,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$11,000	$9,000

(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)	Tax fees – no fees of this sort were billed by Malone Bailey, LLP, our principal accountant during 2016 and 2015.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal year ended August 31, 2016 and the period ended August 31, 2015.

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

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2016 and 2015 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

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

CRYPTO-SERVICES, INC.

Date: December 13, 2016	By:	/s/ Xinlong Shen
Xinlong Shen Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xinlong Shen	Chief Executive Officer and	December 13, 2016
Xinlong Shen	Director (Principal Executive Officer)

	Director	December 13, 2016

