Form 10-K/A
period 2016-08-31
CRYPTO-SERVICES, INC.
filed 2017-02-17
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ].

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ].

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: 27,497

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,750,000 shares of common stock, par value $0.001 per share, issued and outstanding as of February 17, 2017.

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

Employees

The Company has one employee, the Company’s President, Secretary and Treasurer, who was Xinlong Shen from August 3, 2016 to December 14, 2016 and Yumin Lin from December 14, 2016 till now. They work full time on Crypto-Services related matters.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 19F, Lianhe Tower, 1069 Nanhai Ave, Nanshan District, Shenzhen,China. The office is furnished to us by Xinlong Shen’s friend at no charge.

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

Holders

As of February 17, 2017, there were 23 holders of record of our Common Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K/A. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Effective December 14, 2016, Crypto-Services, Inc. (the “Company”) has accepted the resignation of Xinlong Shen from the position of President, Secretary and Treasurer. He will remain on the Board as a Director.

Also effective December 14, 2016, the company announced the appointment of Yumin Lin to the Board of Directors in the position of President, Secretary and Treasurer. He will also serve as a Director.

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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-K/A.

For the Fiscal Years Ended August 31, 2016 and August 31, 2015

Revenue

For the years ended August 31, 2016 and 2015 we generated no revenue.

Operating Expense

Operating expense increased to $47,465 for the year ended August 31, 2016 as compared with $45,590 for the year ended August 31, 2015. This increase is primarily attributable to the decrease in general and administrative expenses due to accounting, legal and consulting expenses.

Net loss

Net loss increased to $47,465 for the year ended August 31, 2016 as compared with $45,590 for the year ended August 31, 2015. The increase is attributable to an increase in operating expenses of approximately $1,875.

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

Related Party Transactions

Since inception, we have conducted transactions with directors and director related entities. These transactions included the following:

As of August 31, 2016, the Company was indebted to the then-CEO, Xinlong Shen, in the amount of $3,000, which is non-interest bearing, unsecured, and due on demand.

A friend of Xinlong Shen, provided non-compensated book keeping and financial reporting services from August, 2016 to December, 2016.

Our principal executive office of the Company is provided by a friend of Xinlong Shen at no charge.

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

Going Concern Qualification

We did not generate any revenue for the fiscal year ended August 31, 2016 or the year ended August 31, 2015 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. During the year ended August 31, 2016, the Company has an accumulated deficit of $93,296. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended August 31, 2016 and August 31, 2015. In addition, we have negative working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Crypto-Services, Inc.

INDEX TO INTERIM FINANCIAL STATEMENTS

August 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

Crypto-Services, Inc.

Shenzhen, China

We have audited the accompanying balance sheets of Crypto-Services, Inc. (the “Company”) as of August 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crypto-Services, Inc. as of August 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

February 17, 2017

Crypto-Services, Inc.

Balance Sheets

	August 31, 2016	August 31, 2015

Current Assets

Cash and cash equivalents	$-	$42,492
Prepaid expense	8,833	-

Total Current Assets	$8,833	$42,492

Total Assets	$8,833	$42,492

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$20,150	$10,582
Due to related party	3,000	241

Total Current Liabilities	23,150	10,823

Total Liabilities	$23,150	$10,823

Stockholders’ Equity (Deficit)

Common stock Authorized: 7,750,000 common shares issued and outstanding as of August 31, 2016 and 2015	7,750	7,750

Additional paid-in capital	71,229	69,750

Accumulated deficit	(93,296)	(45,831)

Total Stockholders’ Equity (Deficit)	(14,317)	31,669

Total Liabilities and Stockholders’ Equity (Deficit)	$8,833	$42,492

The accompanying notes are an integral part of these audited financial statements

F-2

Crypto-Services, Inc.

Statements of Operations

	For the year ended August 31, 2016	For the year ended August 31, 2015

Revenue	$-	$-

Expenses

General and administrative expenses	47,465	45,590

Total Operating Expenses	47,465	45,590

Net Loss	$(47,465)	$(45,590)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	7,750,000	5,177,397

The accompanying notes are an integral part of these audited financial statements

Crypto-Services, Inc.

Statements of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-August 31, 2014	5,000,000	5,000	45,000	(241)	49,759
Common stock issued for cash	2,750,000	2,750	24,750	-	27,500
Net loss for the year	-	-	-	(45,590)	(45,590)
Balance – August 31, 2015	7,750,000	7,750	69,750	(45,831)	31,669
Forgiveness of debt by related party			1,479		1,479
Net loss for the year	-	-	-	(47,465)	(47,465)
Balance – August 31, 2016	7,750,000	$7,750	$71,229	$(93,296)	$(14,317)

The accompanying notes are an integral part of these audited financial statements.

Crypto-Services, Inc.

Statements of Cash Flows

	For the year ended August 31, 2016	For the year ended August 31, 2015

Cash Flows From Operating Activities

Net loss	$(47,465)	$(45,590)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	(5,833)	-
Accounts payable	11,150	-
Accrued expenses	(82)	10,582
Due to related party	(262)	-

Net Cash Used In Operating Activities	(42,492)	(35,008)

Cash Flows From Financing Activities

Proceeds from issuance of common stock	-	27,500

Net Cash Provided By Financing Activities	-	27,500

Net Decrease in Cash	(42,492)	(7,508)

Cash and Cash Equivalents at Beginning of Period	42,492	50,000

Cash and Cash Equivalents at End of Period	$-	$42,492

Non-Cash Transactions
Prepayment made by related party	3,000	-
Forgiveness of debt by related party	1,479	-

Supplemental Disclosures of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

Gordon Hum, the Company’s formert director, President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer and holder of 3,500,000 shares of the Company’s common stock representing approximately 45.16% of the Company’s issued and outstanding securities, entered into a Stock Purchase Agreement, pursuant to which he agreed to sell to twelve unrelated third parties all of his securities of the Company, for aggregate cash consideration of $35,000. On the same day, Edwin Jong, the Company’s director, Vice President and holder of 1,500,000 shares of the Company’s common stock representing approximately 19.35% of the Company’s issued and outstanding securities, entered into a Stock Purchase Agreement, pursuant to which he agreed to sell to five unrelated third parties all of his securities of the Company, for aggregate cash consideration of $15,000. In connection with the sales of the Company’s securities, Gordon Hum and Edwin Jong resigned from all of their positions with the Company effective August 3, 2016. Concurrently, Xinlong Shen was appointed to serve as the sole director, President, Treasurer, Secretary, Chief Executive Officer and Chief Financial Officer of the Company. Effective December 14, 2016, Company accepted the resignation of Xinlong Shen from the position of President, Secretary and Treasurer. He will remain on the Board as a director. Also effective December 14, 2016, the Company appointed Yumin Lin as the new President, Secretary and Treasurer. He will also serve as a director.

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

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the year ended August 31, 2016, the Company has recurring losses and negative cash flows from operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d) Financial Instruments

The fair values of financial instruments which include cash and cash equivalents, prepaid expense and accrued liabilities were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, freemarket dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

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

h) Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

4. Related Party Transactions

a)	During the year ended August 31, 2016, our former CEO, Gordon Hum, forgave $1,479 owed by the Company, which was recorded as additional paid-in capital.

b)	As of August 31, 2016, the Company was indebted to the then-CEO, Xinlong Shen, in the amount of $3,000, which is non-interest bearing, unsecured, and due on demand.

c)	A friend of Xinlong Shen provided non-compensated book keeping and financial reporting services from August, 2016 to December, 2016.

5. Common Stock

a)	On August 29, 2014, the Company issued 5,000,000 common shares at $0.01 per share for proceeds of $50,000.

b)	On July 29, 2015, the Company issued 1,450,000 common shares at $0.01 per share for proceeds of $14,500.

c)	On August 18, 2015, the Company issued 1,300,000 common shares at $0.01 per share for proceeds of $13,000.

6. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $93,296 which expires beginning in 2034. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes.

Significant components of the Company’s deferred tax assets and liabilities as at August 31, 2016 and 2015, after applying enacted corporate income tax rates, are as follows:

	2016	2015
Deferred income tax asset
Net operating loss carried forward	$31,721	$15,583
Valuation allowance	$(31,721)	$(15,583)

Net deferred income tax asset	-	-

7. Subsequent Events

On September 1, 2016, the Company entered into a one-year Administrative Consultant Services Agreement with Geoffrey J. Armstrong from Kouzelne Mesto Ltd. to engage him as an administrative consultant to assist Chief Executive Officer of the Company in the day-to-day public, legal, and regulatory administration of the business. The consultant will be compensated at a monthly fee of $3,500 on the first day of each month starting September 1, 2016. Stock issuance will also be made to the consultant. The agreement will terminate on August 31, 2017 and may be continued upon the agreement of both parties.

Effective December 14, 2016, the Company executed a Sale and Purchase Agreement (the Agreement”) to acquire 100% of the shares and assets of DaXingHuaShang Investment Group Limited (“DIGL”), a company incorporated under the laws of Republic of Seychelles. Pursuant to the Agreement, the Company has agreed to issue 300 million shares of the Company to DIGL to acquire 100% of the shares and assets for a cost of $12 million reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of DIGL. Both partied agreed that this share issuance by the Company represents payment in full of the $12 million.

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

As of August 31, 2016 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions and qualified personnel with an appropriate level of SEC filing knowledge and experience. Because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Additionally the Company does not have a well-established procedure to identify, approve, and report related party transactions. The Company filed a Form 10-K on December 13, 2016 without obtaining the approval of the Company’s auditors. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of August 31, 2016. Based on this assessment, management believes that, as of August 31, 2016, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements of both US GAAP and SEC guidelines. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions and qualified personnel with an appropriate level of SEC filing knowledge and experience. The Company does not have a well-established procedure to identify, approve, and report related party transactions. Additionally, the Company filed a Form 10-K on December 13, 2016 without obtaining the approval of the Company’s auditor. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2016, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors is duly qualified and elected. The officer is elected by our Board.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Xinlong Shen	Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	35	August 3, 2016- December 14,2016
Yumin Lin	Current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	49	December 14,2016

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Xinlong Shen, Prior President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

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

Yumin Lin, Current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

From July 1987 to April 1992 Mr. Lin worked as a manager at the LuChengXinChao Furniture Factory. From April 1992 to April 1999 he was a manager at the Shangying Business Development Company in Guangdong, China and from April 1993 to April 1999 he worked to establish the Huizhou Branch of Shangying Business Development Company located in Guangdong). He was the company’s operations manager and was also responsible for selling construction steel products. From April 1999 to May 2011 he was the General Manager of the Dongguan Saite Building Material Company. From May 2011 to the present he has served as chairman to Dongguan France Vin Tout Co., Ltd., located in Dongguan, Guangdong, China. Additionally, from November 2015 to the present, he has served as chairman at the Shenzhen DaxingHuashang Liquor Culture Company in the Nanchang District, Shenzhen, China.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 19F, Lianhe Tower, 1069 Nanhai Ave, Nanshan District, Shenzhen, China. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Gordon Hum (1)	2014	-	-	-
President and	2015
Chief Executive Officer	2016

Edwin Jong (2)	2014	-	-	-
Vice-President and	2015
Director	2016

Xinlong Shen (3)	2016	-	-	-
President, CEO,
Secretary, CFO,
Director

Yumin Lin (4)	2016
President, CEO,
Secretary, CFO,
Director

(1)	Gordon Hum ceased to be an officer or director on August 3, 2016.

(2)	Edwin Jong ceased to be an officer or director on August 3, 2016

(3)	Xinlong Shen was appointed as President, CEO, Secretary, CFO and director on August 3, 2016. He resigned from all the positions except director on December 14, 2016.

(4)	Yumin Lin was appointed as President, CEO, Secretary, CFO and director on December 14, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our voting stock beneficially owned, as of December 14, 2016 by (i) those persons Crypto-Services to be owners of more than 5% of the Company’s common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all executive officers and directors known by as a group:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Gordon Hum (1)	Common Stock	N/A	0

Edwin Jong (2)	Common Stock	N/A	0

Xinlong Shen	Common Stock	1,090,000	14.06%
		Direct

Directors and Executive Officers As A Group (1 person)	Common Stock	1,090,000	14.06%

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

Our former CEO forgave $1,479, which the Company recorded to additional paid-capital.

As of August 31, 2016, the Company was indebted to the then-CEO, Xinlong Shen, in the amount of $3,000, which is non-interest bearing, unsecured, and due on demand.

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

	2016	2015
Audit Fees (1)	$11,000	$9,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$11,000	$9,000

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)	Tax fees – no fees of this sort were billed by Malone Bailey, LLP, our principal accountant during 2016 and 2015.

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

CRYPTO-SERVICES, INC.

Date: February 17, 2017	By:	/s/ Yumin Lin
Yumin Lin
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yumin Lin	Chief Executive Officer and	February 17, 2017
Yumin Lin	Director (Principal Executive Officer)

	Director	February 17, 2017

