Form 10-Q
period 2016-11-30
CRYPTO-SERVICES, INC.
filed 2017-03-02
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 333-200760

CRYPTO-SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19F,Lianhe Tower, 1069 Nanhai Ave, NanshanDistrict, Shenzhen, 518000, China	518000
(Address of principal executive offices)	(Zip Code)

(86)75586961406

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

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of March 2, 2017
Common stock, $0.001 par value	7,750,000

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited interim financial statements of Crypto-Services, Inc. as of November 30, 2016, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended November 30, 2016 are not necessarily indicative of the results that can be expected for the year ending August 31, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Crypto-Services,” and the “Company” mean Crypto-Services, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

3

Crypto-Services, Inc.

Balance Sheets

	November 30, 2016	August 31, 2016
	(Unaudited)
ASSETS
Current Assets

Prepaid expenses	$5,493	$8,833

Total Current Assets	$5,493	$8,833

Total Assets	$5,493	$8,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$9,864	$20,150
Due to related party	18,000	3,000
Total Current Liabilities	27,864	23,150

Total Liabilities	$27,864	$23,150

Stockholders’ Equity (Deficit)

Common stock authorized: 75,000,000 shares, par value $0.001, 7,750,000 common shares issued and outstanding as of November 30, 2016 and August 31, 2016	7,750	7,750

Additional paid-in capital	71,229	71,229

Accumulated deficit	(101,350)	(93,296)

Total Stockholders’ Equity(Deficit)	(22,371)	(14,317)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,493	$8,833

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	November 30,
	2016	2015

Revenues	$-	$-

Expenses

General and administrative expenses	18,554	25,125

Total operating expenses	18,554	25,125

Loss from operations	$(18,554)	$(25,125)

Other income (expense)

Gain on liabilities paid by former shareholder	$10,500	$-

Total other income	10,500	-

Net loss	$(8,054)	$(25,125)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,750,000	7,750,000

The accompanying notes are an integral part of these unaudited financial statements

Crypto-Services, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(8,054)	$(25,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Gain on liabilities paid by former shareholder	(10,500)	-
Prepaid expense	3,340	-
Accounts payable	214	-

Cash Used in Operating Activities	(15,000)	(25,125)

Cash Flows From Financing Activities
Expenses paid by related party on behalf of the Company	15,000	-
Cash Provided by Financing Activities	15,000	-

Net Decrease in Cash	-	(25,125)

Cash and Cash Equivalents at Beginning of period	-	42,492

Cash and Cash Equivalents at End of Period	$-	$17,367

Supplemental Disclosures of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

Gordon Hum, the Company’s director, President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer and holder of 3,500,000 shares of the Company’s common stock representing approximately 45.16% of the Company’s issued and outstanding securities, entered into a Stock Purchase Agreement, pursuant to which he agreed to sell to twelve unrelated third parties all of his securities of the Company, for aggregate cash consideration of $35,000. On the same day, Edwin Jong, the Company’s director, Vice President and holder of 1,500,000 shares of the Company’s common stock representing approximately 19.35% of the Company’s issued and outstanding securities, entered into a Stock Purchase Agreement, pursuant to which he agreed to sell to five unrelated third parties all of his securities of the Company, for aggregate cash consideration of $15,000. In connection with the sales of the Company’s securities, Gordon Hum and Edwin Jong resigned from all of their positions with the Company effective August 3, 2016. Concurrently, Xinlong Shen was appointed to serve as the sole director, President, Treasurer, Secretary, Chief Executive Officer and Chief Financial Officer of the Company. Effective December 14, 2016, the Company accepted the resignation of Xinlong Shen from the position of President, Secretary and Treasurer. He will remain on the Board as a director. Also effective December 14, 2016, the Company appointed Yumin Lin as the new President, Secretary and Treasurer. He will also serve as a director.

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

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended November 30, 2016, the Company had recurring losses and did not generate any cash flows from operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2016 contained in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 17, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Company’s Form 10-K/A have been omitted. These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is August 31.

4. Related Party Transactions

a)	Our former CEO Gordon Hum assumed $10,500 accrued liabilities occurred before his resignation on 8/3/2016 and paid off on 11/30/2016. Gordon Hum forgave the repayment of $10,500 from the Company, which was recorded as gain on liabilities paid by former shareholder.

b)	As of November 30, 2016, the Company was indebted to the then-CEO Xinlong Shen in the amount of $18,000, which is non-interest bearing, unsecured, and due on demand.

c)	A friend of Xinlong Shen provided non-compensated financial reporting services from August 2016 to February, 2017.

d)	Our principal executive office of the Company is provided by a friend of Xinlong Shen at no charge.

5. Subsequent Event

Effective December 14, 2016, the Company executed a Sale and Purchase Agreement (the Agreement”) to acquire 100% of the shares and assets of DaXingHuaShang Investment Group Limited (“DIGL”), a company incorporated under the laws of Republic of Seychelles. Pursuant to the Agreement, the Company has agreed to issue 300 million shares of the Company to DIGL to acquire 100% of the shares and assets for a cost of $12 million reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of DIGL. Both partied agreed that this share issuance by the Company represents payment in full of the $12 million. As of the filing date, the transaction has not been closed and the Company has not increased the authorized shares or issued the 300 million shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); ·

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Gordon Hum, the Company’s director, President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer and holder of 3,500,000 shares of the Company’s common stock representing approximately 45.16% of the Company’s issued and outstanding securities, entered into a Stock Purchase Agreement, pursuant to which he agreed to sell to twelve unrelated third parties all of his securities of the Company, for aggregate cash consideration of $35,000. On the same day, Edwin Jong, the Company’s director, Vice President and holder of 1,500,000 shares of the Company’s common stock representing approximately 19.35% of the Company’s issued and outstanding securities, entered into a Stock Purchase Agreement, pursuant to which he agreed to sell to five unrelated third parties all of his securities of the Company, for aggregate cash consideration of $15,000. In connection with the sales of the Company’s securities, Gordon Hum and Edwin Jong resigned from all of their positions with the Company effective August 3, 2016. Concurrently, Xinlong Shen was appointed to serve as the sole director, President, Treasurer, Secretary, Chief Executive Officer and Chief Financial Officer of the Company. Effective December 14, 2016, Company accepted the resignation of Xinlong Shen from the position of President, Secretary and Treasurer. He will remain on the Board as a director. Also effective December 14, 2016, the Company appointed Yumin Lin as the new President, Secretary and Treasurer. He will also serve as a director.

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

Results of Operations

Our operating results for the three months ended November 30, 2016 and 2015 are summarized in the table below.

	Three Months Ended November 30,
	2016	2015
Revenue	$-	$-
General and administrative	$18,554	$25,125
Net Loss	$(8,054)	$(25,125)

Revenues

Our revenue during the three-month period ended November 30, 2016 and 2015 was $0.

Operating Expenses

Our operating expenses amounted to $18, 554 during the three-month period ended November 30, 2016 which comprised of general and administrative costs. For the three-month period ended November 30, 2015, our operation expenses amounted to $25,125. The decrease in the current period is due to the fact that we incurred less general and administrative costs.

Capital Resources and Liquidity

Working Capital

	November 30, 2016	August 31, 2016
Current Assets	$5,493	$8,833
Current Liabilities	$27,864	$23,150
Working Capital (Deficit)	$(22,371)	$(14,317)

Cash Flows

	For the Three Months Ended,
	November 30, 2016	November 30, 2015
Net cash used in operating activities	$(15,000)	$(25,125)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$15,000	$-
Net change in cash	$-	$(25,125)

Net cash used in operations was $15,000 for the three-months period ended November 30, 2016 compared to $25,125 for the period ended November 30, 2015. This decrease was primarily attributable to the decrease in general and administrative expenses of $6,571 for the three-month period ended November 30, 2016 compared to that ended November 30, 2015.

Net cash used in investing activities was $0 for the period ended November 30, 2016 and the period ended November 30, 2015.

Cash flows provided by financing activities for the period ended November 30, 2016 were $15,000 compared to $0 for the period ended November 30, 2015. During the period ended November 30, 2016, the Company borrowed $15,000 from its then-CEO, Xinlong Shen. As of November 30, 2016, the Company was indebted to Xinlong Shen in the amount of $18,000, which is non-interest bearing, unsecured, and due on demand.

We have substantial capital resource requirements and have incurred significant losses since inception. As of November 30, 2016, we had $0 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months (beginning November 2016) will be approximately $50,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $50,000 to proceed with our business plan over the next 12 months. As of November 30, 2016, we had $0 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

During the period ended November 30, 2016, the Company had net operating loss. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions and qualified personnel with an appropriate level of SEC filing knowledge and experience. Because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Additionally, the Company does not have a well-established procedure to identify, approve, and report related party transactions. The Company filed a Form 10-K on December 13, 2016 without obtaining the approval of the Company’s auditors. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

CRYPTO-SERVICES, INC.

Date: March 2, 2017	By:	/s/ Yumin Lin
Yumin Lin Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

