Form 10-Q
period 2017-02-28
Fortune Valley Treasures, Inc.
filed 2017-04-19
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-200760

FORTUNE VALLEY TREASURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19F,Lianhe Tower, 1069 Nanhai Ave, NanshanDistrict, Shenzhen, 518000, China	518000
(Address of principal executive offices)	(Zip Code)

(86)75586961406

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 19, 2017
Common stock, $0.001 par value	7,750,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited interim financial statements of Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) as of February 28, 2017, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six-month period ended February 28, 2017 are not necessarily indicative of the results that can be expected for the year ending August 31, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Fortune Valley,” and the “Company” mean Fortune Valley Treasures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Balance Sheets

	February 28, 2017	August 31, 2016
	(Unaudited)
ASSETS
Current Assets

Prepaid expenses	$12,678	$8,833

Total Current Assets	$12,678	$8,833

Total Assets	$12,678	$8,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$13,897	$20,150
Due to related party	45,830	3,000
Total Current Liabilities	59,727	23,150

Total Liabilities	$59,727	$23,150

Stockholders’ Deficit

Common stock authorized: 75,000,000 shares, par value $0.001, 7,750,000 common shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively	7,750	7,750

Additional paid-in capital	81,729	71,229

Accumulated deficit	(136,528)	(93,296)

Total Stockholders’ Deficit	(47,049)	(14,317)

Total Liabilities and Stockholders’ Deficit	$12,678	$8,833

The accompanying notes are an integral part of these unaudited financial statements

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenues	$-	$-	$-	$-

Expenses

General and administrative expenses	24,678	4,041	43,232	29,166

Total operating expenses	24,678	4,041	43,232	29,166

Loss from operations	$(24,678)	$(4,041)	$(43,232)	$(29,166)

Other income (expense)	$-	$-	$-	$-

Net loss	$(24,678)	$(4,041)	$(43,232)	$(29,166)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,750,000	7,750,000	7,750,000	7,750,000

The accompanying notes are an integral part of these unaudited financial statements

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	February 28, 2017	February 29, 2016

Cash Flows From Operating Activities:
Net loss	$(43,232)	$(29,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:		1,500
Loan forgiven by former shareholder	(10,500)	-
Expenses paid by related party on behalf of the Company	42,830
Prepaid expense	(3,845)	-
Accounts payable	4,247	-

Cash Used in Operating Activities	-	(27,666)

Net Decrease in Cash and Cash Equivalents	-	(27,666)

Cash and Cash Equivalents at Beginning of period	-	42,492

Cash and Cash Equivalents at End of Period	$-	$14,826

Supplemental Disclosures of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity:
Loan forgiven by former shareholder	$10,500	$-

The accompanying notes are an integral part of these unaudited financial statements

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Notes to Financial Statements

(Unaudited)

1. Nature of Operations

Fortune Valley Treasures, Inc., formerly Crypto-Services, Inc., was incorporated in the State of Nevada as a for-profit company on March 21, 2014 and established a fiscal year end of August 31. The Company is an early stage company which intended to offer an information based website at www.digitalcoindaily.com that would provide users with up to date information on the world of digital currencies.

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

Effective August 28, 2016, shareholders of Crypto-Services, Inc. representing 54.19% of the Company’s issued stock approved changing the Company’s name from Crypto-Services, Inc., to Fortune Valley Treasures, Inc. The Company filed a Certificate of Amendment with the State of Nevada on September 21, 2016. Effective March 29, 2017, we received formal notification from FINRA that our request to change the Company name from Crypto-Services, Inc. to Fortune Valley Treasures, Inc. and to change our trading symbol from CRYT to FVTI have been approved. On March 30, 2017 our name and symbol change took effect with FINRA and on the OTCMarkets OTCQB platform.

Effective December 14, 2016, the Company executed a Sale and Purchase Agreement (the Agreement”) to acquire 100% of the shares and assets of DaXingHuaShang Investment Group Limited (“DIGL”), a company incorporated under the laws of Republic of Seychelles. Pursuant to the Agreement, the Company has agreed to issue 300 million shares of the Company to DIGL to acquire 100% of the shares and assets for a cost of $12 million reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of DIGL. Both partied agreed that this share issuance by the Company represents payment in full of the $12 million. As of the February 28, 2017, the agreement has not been closed and the Company has not yet increased the authorized shares and issue the 300 million shares.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended February 28, 2017, the Company had recurring losses and net cash used in operations, and had accumulated deficit of $136,528 as of February 28, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4. Related Party Transactions

a)	Our former CEO Gordon Hum assumed $10,500 accrued liabilities occurred before his resignation on August 3, 2016 and paid off on November 30, 2016. Gordon Hum forgave the repayment of $10,500 from the Company, which was recorded as gain on liabilities paid by former shareholder.

b)	As of February 28, 2017, the Company was indebted to the then-CEO Xinlong Shen in the amount of $45,830, which is non-interest bearing, unsecured, and due on demand. This is an advance from Xinlong Shen to finance the operation of the Company.

c)	A friend of Xinlong Shen provided non-compensated financial reporting services from August 2016 to February, 2017.

d)	Our principal executive office of the Company is provided by a friend of Xinlong Shen at no charge.

5. Subsequent Event

Effective December 14, 2016, the Company executed a Sale and Purchase Agreement (the Agreement”) to acquire 100% of the shares and assets of DaXingHuaShang Investment Group Limited (“DIGL”), a company incorporated under the laws of Republic of Seychelles. Pursuant to the Agreement, the Company has agreed to issue 300 million shares of the Company to DIGL to acquire 100% of the shares and assets for a cost of $12 million reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of DIGL. Both parties agreed that this share issuance by the Company represents payment in full of the $12 million. As of February 28, 2017, the agreement has not been closed and the Company has not yet increased the authorized shares and issue the 300 million shares.

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

Overview

Fortune Valley Treasures, Inc. (the “Company”), formerly Crypto-Services, Inc. was incorporated in the State of Nevada as a for-profit company on March 21, 2014 and established a fiscal year end of August 31. The Company is an early stage company which intended to offer an information based website at www.digitalcoindaily.com that would provide users with up to date information on the world of digital currencies.

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

Effective August 28, 2016, shareholders of the Company representing 54.19% of the Company’s issued stock approved changing the Company’s name from Crypto-Services, Inc., to Fortune Valley Treasures, Inc. The Company filed a Certificate of Amendment with the State of Nevada on September 21, 2016. Effective March 29, 2017, we received formal notification from FINRA that our request to change the Company name from Crypto-Services, Inc. to Fortune Valley Treasures, Inc. and to change our trading symbol from CRYT to FVTI have been approved.

On March 30, 2017 our name and symbol change took effect with FINRA and on the OTC Markets OTCQB platform.

Effective December 14, 2016, the Company has accepted the resignation of Xinlong Shen from the position of President, Secretary and Treasurer. He will remain on the Board as a Director.

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

Plan of Operation

We are an early stage company devoting substantially all of our efforts to establishing a new business for which our planned principal operations have not yet commenced. We believe our current equity at risk is sufficient to finance our current activities.

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

Results of Operations

Our operating results for the three months ended February 28, 2017 and 2016 are summarized in the table below.

	For the Three Months Ended February 28, 2017	For the Three Months Ended February 29, 2016	For the Six Months Ended February 28, 2017	For the Six Months Ended February 29, 2016
Revenue	$-	$-	$-	$-
General and administrative	$24,678	$4,041	$43,232	$29,166
Net Loss	$(24,678)	$(4,041)	$(43,232)	$(29,166)

Revenues

We did not generate any revenue during the three-month period and six-month period ended February 28, 2017 and 2016.

Operating Expenses

Our expenses were $43,232 for the six months ended February 28, 2017 as compared to $29,166 for the six months ended February 29, 2016. The increase for the six months was directly related to the expenses related to consulting and professional fees related to our reporting responsibilities with the Securities and Exchange Commission (the “SEC”).

Our expenses were $24,678 for the three months ended February 28, 2017 as compared to $4,041 for the three months ended February 29, 2016. The increase for the three months is related to consulting and professional fee related to our reporting responsibilities with the SEC.

Capital Resources and Liquidity

Working Capital

	February 28, 2017	August 31, 2016
Current Assets	$12,678	$8,833
Current Liabilities	$59,727	$23,150
Working Capital (Deficiency)	$(47,049)	$(14,317)

Current Assets was $12,678 ended February 28, 2017 as compared to $8,833 ended August 31, 2016. The increase was due to increase in prepaid expense to OTC markets, for our annual quotation fee for the OTCBB. Current liabilities was $59,727 as of February 28, 2017 compared to $23,150 as of August 31, 2016. The increase was mainly due to an increase of $42,830 for amounts owing to a related party for paying operating expenses of the Company.

Cash Flows

	For the Six Months Ended,
	February 28, 2017	February 29, 2016
Net cash used in operating activities	$-	$(27,666)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-
Net change in cash	$-	$(27,666)

Net cash used in operations was $0 for the six-months period ended February 28, 2017 compared to $27,666 for the period ended February 29, 2016. The decrease in cash outflow is because of operating expense being paid by a related party. As of February 28, 2017, the Company was indebted to this related party in the amount of $42,830, which is non-interest bearing, unsecured, and due on demand.

Net cash used in investing activities and financing activities was $0 for the period ended February 28, 2017 and the period ended February 29, 2016.

We have substantial capital resource requirements and have incurred significant losses since inception. As of February 28, 2017, we had $0 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our cash expenses over the next 12 months will be approximately $50,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $50,000 to proceed with our business plan over the next 12 months. As of February 28, 2017, we had $0 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

During the period ended February 28, 2017, the Company had net operating loss and net cash used in operation, and had accumulated deficit of $136,528 as of February 28, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer and principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions and qualified personnel with an appropriate level of SEC filing knowledge and experience. Because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Additionally, the Company does not have a well-established procedure to identify, approve, and report related party transactions. The Company filed a Form 10-K on December 13, 2016 without obtaining the approval of the Company’s auditors. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

FORTUNE VALLEY TREASURES, INC. .

Date: April 19, 2017	By:	/s/ Yumin Lin
Yumin Lin Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

