Form 10-Q
period 2017-05-31
Fortune Valley Treasures, Inc.
filed 2017-06-16
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Large accelerated filer	[ ]	.	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of June 20 2017
Common stock, $0.001 par value	7,750,000

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited interim financial statements of Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) as of May 31, 2017, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine-month period ended May 31, 2017 are not necessarily indicative of the results that can be expected for the year ending August 31, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Fortune Valley,” and the “Company” mean Fortune Valley Treasures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

3

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Balance Sheets

	May 31, 2017	August 31 , 2016
	(Unaudited)
ASSETS
Current Assets

Prepaid expenses	$10,178	$8,833

Total Current Assets	$10,178	$8,833

Total Assets	$10,178	$8,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$16,098	$20,150
Due to related party	58,717	3,000
Total Current Liabilities	74,815	23,150

Total Liabilities	$74,815	$23,150

Stockholders’ Deficit

Common stock authorized: 75,000,000 shares, par value $0.001, 7,750,000 common shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively	7,750	7,750

Additional paid-in capital	81,729	71,229

Accumulated deficit	(154,116)	(93,296)

Total Stockholders’ Deficit	(64,637)	(14,317)

Total Liabilities and Stockholders’ Deficit	$10,178	$8,833

The accompanying notes are an integral part of these unaudited financial statements

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016

Revenues	$-	$-	$-	$-

Expenses

General and administrative expenses	17,588	14,209	60,820	43,375

Total operating expenses	17,588	14,209	60,820	43,375

Loss from operations	$(17,588)	$(14,209)	$(60,820)	$(43,375)

Other income (expense)	$-	$-	$-	$-

Net loss	$(17,588)	$(14,209)	$(60,820)	$(43,375)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	7,750,000	7,750,000	7,750,000	7,750,000

The accompanying notes are an integral part of these unaudited financial statements

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31, 2017	May 31 2016

Cash Flows From Operating Activities:
Net loss	$(60,820)	$(43,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:

Expenses paid by related party on behalf of the Company	66,217	-
Prepaid expense	(1,345)	(8,333)
Accounts payable	6,448	9,997-

Cash Used in/from Operating Activities	10,500	(41,711)

Cash Flows From Financing Activities:
Advances from related parties	-	1,500
Loan forgiven by former shareholder	(10,500)
Cash Used in /from Financing Activities	(10,500)	1,500

Net Decrease in Cash and Cash Equivalents	-	(40,211)

Cash and Cash Equivalents at Beginning of period	-	42,492

Cash and Cash Equivalents at End of Period	$-	$2,281

Supplemental Disclosures of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activity:		1,500
Loan forgiven by former shareholder	$10,500	$-

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

Effective December 14, 2016, the Company executed a Sale and Purchase Agreement (the Agreement”) to acquire 100% of the shares and assets of DaXingHuaShang Investment Group Limited (“DIGL”), a company incorporated under the laws of Republic of Seychelles. Pursuant to the Agreement, the Company has agreed to issue 300 million shares of the Company to DIGL to acquire 100% of the shares and assets for a cost of $12 million reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of DIGL. Both partied agreed that this share issuance by the Company represents payment in full of the $12 million. As of the May 31, 2017, the agreement has not been closed and the Company has not yet increased the authorized shares and issue the 300 million shares.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended May 31, 2017, the Company had recurring losses and net cash used in operations, and had accumulated deficit of $154,116 as of May 31, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4. Related Party Transactions

a)	Our former CEO Gordon Hum assumed $10,500 accrued liabilities occurred before his resignation on August 3, 2016 and paid off on November 30, 2016. Gordon Hum forgave the repayment of $10,500 from the Company, which was recorded as gain on liabilities paid by former shareholder.

b)	As of May 31, 2017, the Company was indebted to the then-CEO Xinlong Shen in the amount of $55,717, which is non-interest bearing, unsecured, and due on demand. This is an advance from Xinlong Shen to finance the operation of the Company.

c)	A friend of Xinlong Shen provided non-compensated financial reporting services from August 2016 to May, 2017.

d)	Our principal executive office of the Company is provided by a friend of Xinlong Shen at no charge.

5. Subsequent Event

Effective December 14, 2016, the Company executed a Sale and Purchase Agreement (the Agreement”) to acquire 100% of the shares and assets of DaXingHuaShang Investment Group Limited (“DIGL”), a company incorporated under the laws of the Republic of Seychelles. Pursuant to the Agreement, the Company has agreed to issue 300 million shares of the Company to DIGL to acquire 100% of the shares and assets for a cost of $12 million reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of DIGL. Both parties agreed that this share issuance by the Company represents payment in full of the $12 million. Effective May 24,2017,the Company issued the statement that they would effect the Amendment to our Articles of Incorporation and increase our authorized capital from 75,000,000 common shares with a par value of $0.001 to 2,000,000,000 common shares with a par value of $0.001. There will be no change to the issued and outstanding common shares as a result of the increase in our authorized capital. As of May 31, 2017, the agreement has not been closed and the Company has not yet increased the authorized shares and issue the 2000 million shares.

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
·
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

Results of Operations

Our operating results for the three and nine months ended May 31, 2017 and 2016 are summarized in the table below.

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Revenue	$-	$-	$-	$-
General and administrative	$17,588	$14,209	$60,820	$43,375
Net Loss	$(17,588)	$(14,209)	$(60,820)	$(43,375)

Revenues

We did not generate any revenue during the three-month period and nine-month period ended May 31, 2017 and 2016.

Operating Expenses

Our expenses were $60,820 for the nine months ended May 31, 2017 as compared to $43,375 for the nine months ended May 31, 2016. The increase for the nine months was directly related to the expenses related to consulting and professional fees related to our reporting responsibilities with the Securities and Exchange Commission (the “SEC”).

Our expenses were $17,588 for the three months ended May 31, 2017 as compared to $14,209 for the three months ended May 31, 2016. The increase for the three months is related to consulting and professional fee related to our reporting responsibilities with the SEC.

Capital Resources and Liquidity

Working Capital

	May 31, 2017	August 31, 2016
Current Assets	$10,178	$8,833
Current Liabilities	$74,815	$23,150
Working Capital (Deficiency)	$(64,637)	$(14,317)

Current Assets was $10,178 as of May 31, 2017 as compared to $8,833 as of August 31, 2016. The increase was due to increase in prepaid expense to OTC markets, for our annual quotation fee for the OTCBB. Current liabilities was $74,815 as of May 31, 2017 compared to $23,150 as of August 31, 2016. The increase was mainly due to an increase of $55,717 for amounts owing to a related party for paying operating expenses of the Company.

Cash Flows

	For the Nine Months Ended,
	May 31, 2017	May 31, 2016
Net cash used in operating activities	$(10,500)	$(41,711)
Net cash used in investing activities	$-	$-
Net cash used in/ provided by financing activities	$(10,500)	$1,500
Net change in cash	$-	$(40,211)

Net cash from operations was $10,500 for the nine-months period ended May 31, 2017 compared to net cash used in operations of $41,711 for the period ended May 31, 2016. The increase in cash inflow is because of operating expense being paid by a related party. As of May 31, 2017, the Company was indebted to this related party in the amount of $55,717, which is non-interest bearing, unsecured, and due on demand.

Net cash used in investing activities and financing activities was $0 for the period ended May 31, 2017.

Net cash used in financing activities was $10,500 for the nine-months period ended May 31, 2017 compared to net cash from financing activities of $1,500 for the period ended May 31, 2017. It represents loan forgiven by a related party, which is a non-cash item.

We have substantial capital resource requirements and have incurred significant losses since inception. As of May 31, 2017, we had $0 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

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

Based on our planned expenditures, we will require approximately $50,000 to proceed with our business plan over the next 12 months. As of May 31, 2017, we had $0 cash on hand. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

During the period ended May 31, 2017, the Company had net operating loss and net cash used in operation, and had accumulated deficit of $154,116 as of May 31, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FORTUNE VALLEY TREASURES, INC. .

Date: June 16, 2017	By:	/s/ Yumin Lin
Yumin Lin Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

