Form 10-K
period 2017-08-31
Fortune Valley Treasures, Inc.
filed 2017-11-24
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X] .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X] .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X] .

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X] .
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ].

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:10,989,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,750,000 shares of common stock, par value $0.001 per share, issued and outstanding as of November 24, 2017.

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

PART I

Item 1. Business.

General

As used in this Annual Report, references to “the Company”, “Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)”, “FVTI”, “we”, “our”, “ours” and “us” refer to Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)., unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

We prepare our financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, referred to as U.S. GAAP. In this Annual Report, references to “$” and “dollars” are to United States dollars.

Overview

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) was incorporated in the State of Nevada as a for-profit company on March 21, 2014 and established a fiscal year end of August 31. We are a development-stage Company established to offer an information based website at www.digitalcoindaily.com that would provide users with up-to-date information on the leading digital currencies. We purchased the URL www.digitalcoindaily.com and plan to launch a website to provide daily news and updates for users of digital currencies. Some of the information we intend to provide included: information on the major digital currency exchanges including their current exchange rates, fee structures and volumes; news on major legal developments surrounding digital currencies, adoption of digital currencies by major retailers and other institutions and development of new hardware and software targeted at servicing digital currency users. We plan to generate revenue by advertising and referral fees.

Employees

The Company has one employee, the Company’s President, Secretary and Treasurer, who was Xinlong Shen from August 3, 2016 to December 14, 2016. He has been replaced by Yumin Lin since December 14, 2016. They work on a full time basis for the Company.

Our Corporate Information

Our principal executive office is located at 19F, Lianhe Tower, 1069 Nanhai Ave, Nanshan District, Shenzhen, China.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is a small market for our common stock.

Holders

As of November 22, 2017 there were 27 holders of record of our Common Stock.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our board of directors (the “Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

In addition to those sales of unregistered securities previously disclosed in reports filed with the SEC during the fiscal year ended August 31, 2017, we issued the following securities without registration under the Securities Act of 1933.

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

Overview

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) was incorporated in the State of Nevada as a for-profit company on March 21, 2014 and established a fiscal year end of August 31. The Company is a development-stage company which intended to offer an information based website at www.digitalcoindaily.com that would provide users with up to date information on the world of digital currencies.

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

Our auditors have issued a going concern opinion on our audited financial statements for the year ended August 31, 2017. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we launch our business platform. There is no assurance we will ever reach this point. Accordingly, we must raise cash from other sources. Our only other source for cash at this time is investments by others or loans from our shareholders or officers. We have no assurances that such loans will become available upon acceptable terms when the funds are required for our operations.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this form 10-K.

For the Fiscal Years Ended August 31, 2017 and August 31, 2016

Revenue

For the years ended August 31, 2017 and 2016 we generated no revenue.

Operating Expense

Operating expense increased to $105,943 for the year ended August 31, 2017 as compared with $47,465 for the year ended August 31, 2016. This increase is primarily attributable to the increase in general and administrative expenses due to accounting, legal and consulting expenses.

Net loss

Net loss increased to $105,943 for the year ended August 31, 2017 as compared with $47,465 for the year ended August 31, 2016. The increase is attributable to an increase in operating expenses of approximately $58,478.

Liquidity and Capital Resources

	For the Years Ended
	August 31,
	2017	2016
Net cash used in operating activities	$-	$(42,492)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net cash used in operations was $0 for the fiscal year ended August 31, 2017 compared to $42,492 for the year ended August 31, 2016. The decrease is mainly due to the cash inflow from advances from related parties for operating expenses.

Net cash used in investing activities was $0 for the fiscal year ended August 31, 2017 and for the year ended August 31, 2016.

Cash flows provided by financing activities for the fiscal year ended August 31, 2017 were $0 compared to $0 for the year ended August 31, 2016.

We have substantial capital resource requirements and have incurred significant losses since inception. As of August 31, 2017, we had $0 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Related Party Transactions

Since inception, we have conducted transactions with directors and director related entities. These transactions included the following:

As of August 31, 2017, the Company was indebted to the then-CEO, Xinlong Shen, in the amount of $ 21,500, which is non-interest bearing, unsecured, and due on demand.

As of August 31, 2017, the Company was indebted to the CEO, Yumin Lin, in the amount of $74,057, which is non-interest bearing, unsecured, and due on demand.

A friend of Xinlong Shen, provided non-compensated book keeping and financial reporting services from August, 2017 to December, 2017.

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

Going Concern Qualification

We did not generate any revenue for the fiscal year ended August 31, 2017 or the year ended August 31, 2016 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. During the year ended August 31, 2017, the Company has an accumulated deficit of $199,239. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended August 31, 2017 and August 31, 2016. In addition, we have negative working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 8. Financial Statements and Supplementary Data.

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

INDEX TO INTERIM FINANCIAL STATEMENTS

August 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Shenzhen, China

We have audited the accompanying balance sheets of Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) (the “Company”) as of August 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortune Valley Treasures, Inc. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anthony Kam & Associates Limited
Anthony Kam & Associates Limited
Certified Public Accountants
November 22, 2017
Hong Kong, China

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Balance Sheets

	August 31, 2017	August 31, 2016

Current Assets

Cash and cash equivalents	$-	$-
Prepaid expense	5,833	8,833

Total Current Assets	$5,833	$8,833

Total Assets	$5,833	$8,833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$18,907	20,150

Due to related party	95,557	3,000

Total Current Liabilities	114,464	23,150

Total Liabilities	$114,464	$23,150

Stockholders’ Equity (Deficit)

Common stock: 7,750,000 authorized, issued and outstanding as of August 31, 2017 and 2016; par value $0.001	7,750	7,750

Additional paid-in capital	82,858	71,229

Accumulated deficit	(199,239)	(93,296)

Total Stockholders’ Equity (Deficit)	(108,631)	(14,317)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,833	$8,833

The accompanying notes are an integral part of these audited financial statements

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Statements of Operations

	For the year ended August 31, 2017	For the year ended August 31, 2016

Revenue	$-	$-

Expenses

General and administrative expenses	105,943	47,465

Total Operating Expenses	105,943	47,465

Net Loss	$(105,943)	$(47,465)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	7,750,000	7,750,000

The accompanying notes are an integral part of these audited financial statements

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Statements of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-August 31, 2015	7,750,000	7,750	69,750	(45,831)	31,669
Forgiveness of debt by related party	-	-	1,479		1,479
Net loss for the year				(47,465)	(47,465)
Balance – August 31, 2016	7,750,000	7,750	71,229	(93,296)	(14,317)
Forgiveness of debt by related party	-	-	11,629	-	11,629
Net loss for the year	-	-	-	(105,943)	(105,943)
Balance – August 31, 2017	7,750,000	$7,750	$82,858	$199,239	$(108,631)

The accompanying notes are an integral part of these audited financial statements.

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Statements of Cash Flows

	For the year ended August 31, 2017	For the year ended August 31, 2016

Cash Flows From Operating Activities

Net loss	$(105,943)	$(47,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,000	(5,833)
Accounts payable and accrued liabilities	(1,243)	11,150
Accrued Expenses	-	(82)
Due to related party	(104,186)	(262)

Net Cash Used In Operating Activities	-	(42,492)

Cash Flows From Financing Activities

Proceeds from issuance of common stock	-	-

Net Cash Provided By Financing Activities	-	-

Net Decrease in Cash	-	(42,492)

Cash and Cash Equivalents at Beginning of Year	-	42,492

Cash and Cash Equivalents at End of Year	$-	$-

Non-Cash Transactions
Prepayment made by related party	-	3,000
Forgiveness of debt by related party	11,629	1,479

Supplemental Disclosures of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Notes to Financial Statements

August 31, 2017

1. Nature of Operations

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) was incorporated in the State of Nevada as a for-profit company on March 21, 2014 and established a fiscal year end of August 31. The Company is a development-stage company which intended to offer an information based website at www.digitalcoindaily.com that would provide users with up to date information on the world of digital currencies.

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

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the year ended August 31, 2017, the Company has recurring losses and negative cash flows from operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

h) Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

4. Related Party Transactions

a)	During the year ended August 31, 2017, Our former CEO, Gordon Hum, forgave $11,629 owed by the Company, which was recorded as additional paid-in capital.

b)	As of August 31, 2017, the Company was indebted to the then-CEO, Xinlong Shen, in the amount of $21,500, which is non-interest bearing, unsecured, and due on demand.

c)	As of August 31, 2017, the Company was indebted to the CEO, Yumin Lin, in the amount of $74,057, which is non-interest bearing, unsecured, and due on demand.

5. Common Stock

a)	On August 29, 2014, the Company issued 5,000,000 common shares at $0.01 per share for proceeds of $50,000.

b)	On July 29, 2015, the Company issued 1,450,000 common shares at $0.01 per share for proceeds of $14,500.

c)	On August 18, 2015, the Company issued 1,300,000 common shares at $0.01 per share for proceeds of $13,000.

As of August 31, 2017 and 2016, the Company has issued and outstanding common stock of 7,750,000 at par value of $0.001.

6. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $199,239 which expires beginning in 2034. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes.

Significant components of the Company’s deferred tax assets and liabilities as at August 31, 2017 and 2016, after applying enacted corporate income tax rates, are as follows:

	2017	2016
Deferred income tax asset
Net operating loss carried forward	$67,741	$31,721
Valuation allowance	$(67,741)	$(31,721)

Net deferred income tax asset	-	-

7. Subsequent Events

Effective December 14, 2016, the Company executed a Sale and Purchase Agreement (the Agreement”) to acquire 100% of the shares and assets of DaXingHuaShang Investment Group Limited (“DIGL”), a company incorporated under the laws of the Republic of Seychelles. Pursuant to the Agreement, the Company has agreed to issue 300 million shares of the Company to DIGL to acquire 100% of the shares and assets for a consideration of $12 million reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of DIGL. Both partied agreed that this share issuance by the Company represents payment in full of the $12 million consideration.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2017, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of August 31, 2017, we had identified the following material weaknesses which still exist through the date of this report:

As of August 31, 2017 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions and qualified personnel with an appropriate level of SEC filing knowledge and experience. Because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Additionally the Company does not have a well-established procedure to identify, approve, and report related party transactions.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of August 31, 2017. Based on this assessment, management believes that, as of August 31, 2017, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions; and does not have a well-established procedure to identify, approve, and report related party transactions. Additionally, the Company filed a Form 10-K on December 13, 2016 without obtaining the approval of the Company’s auditor. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2017, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of August 31, 2017 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Xinlong Shen	Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	35	August 3, 2016-December 14,2016
Yumin Lin	Current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	49	December 14,2016

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

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit FVTI and our shareholders. Although there are many other factors, the Board seeks individuals with experience in business, financial and scientific research and development.

Board Assessment of Risk

Our risk management function is overseen by our Board. Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect Fortune, and how management addresses those risks. Mr. Shen, our Chief Executive Officer works closely together with the Board once material risks are identified on how to best address such risk. Presently, the primary risks affecting the Company is the lack of working capital, the inability to generate sufficient revenues so that we have positive cash flow from operations. The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

Item 11. Executive Compensation.

Termination Provisions

The Company has not entered into employment agreements with any of its directors or officers.

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and each of our other officers for the year ended August 31, 2017 and the period ended August 31, 2016.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Gordon Hum (1) President and Chief Executive Officer	2014 2015 2016	-	-	-

Edwin Jong (2) Vice-President and Director	2014 2015 2016	-	-	-

Xinlong Shen (3) President, CEO, Secretary, CFO, Director	2016 2017	-	-	-

Yumin Lin (4) President, CEO, Secretary, CFO, Director	2016 2017

(1)	Gordon Hum ceased to be an officer or director on August 3, 2016.
(2)	Edwin Jong ceased to be an officer or director on August 3, 2016
(3)	Xinlong Shen was appointed as President, CEO, Secretary, CFO and director on August 3, 2016. He resigned from all the positions except director on December 14, 2016.
(4)	Yumin Lin was appointed as President, CEO, Secretary, CFO and director on December 14, 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended August 31, 2017, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our voting stock beneficially owned, as of December 14, 2016 by (i) those persons Fortune Valley to be owners of more than 5% of the Company’s common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all executive officers and directors known by as a group:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Gordon Hum (1)	Common Stock	N/A	0

Edwin Jong (2)	Common Stock	N/A	0

Xinlong Shen	Common Stock	1,090,000 Direct	14.06%
Directors and Executive Officers As A Group (1 person)	Common Stock	1,090,000	14.06%

1. Gordon Hum resigned as an officer and director on August 3, 2016.

2. Edwin Jong resigned as an officer and director on August 3, 2016.

3. Xinlong Shen was appointed as an officer and director on August 3, 2016.

Applicable percentages are based on 7,750,000 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

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

Our former CEO forgave $1,129, which the Company recorded to additional paid-capital.

As of August 31, 2017, the Company was indebted to the then-CEO, Xinlong Shen, in the amount of $21,500, which is non-interest bearing, unsecured, and due on demand.

As of August 31, 2017, the Company was indebted to the CEO, Yumin Lin, in the amount of $74,057, which is non-interest bearing, unsecured, and due on demand.

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

Item 14. Principal Accounting Fees and Services.

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Anthony KAM & associates ltd,as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Anthony KAM & associates ltd in 2017 were approved by the board of directors. The following table shows the fees for the years ended August 31, 2017 and 2016:

	2017	2016
Audit Fees (1)	$33,350	$11,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$33,350	$11,000

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)	Tax fees – no fees of this sort were billed by Anthony KAM & associates ltd, our principal accountant during 2017 and 2016.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal year ended August 31, 2017 and the period ended August 31, 2016.

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

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2017 and 2016 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. 32s

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

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.)

Date: November 24 2017	By:	/s/ Yumin Lin
Yumin Lin Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
	Chief Executive Officer and	November 24, 2017
/s/ Yumin Lin	Director (Principal Executive Officer)
Yumin Lin

	Director	November 24, 2017

