Form 10-QT
period 2017-12-31
Fortune Valley Treasures, Inc.
filed 2018-03-27
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

[ ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2017 to December 31, 2017

Commission File Number 333-200760

FORTUNE VALLEY TREASURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0439333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

19F,Lianhe Tower, 1069 Nanhai Ave,

NanshanDistrict, Shenzhen, China 518000,

(Address of principal executive offices including zip code)

+ (86)755-86961406

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 20, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	7,750,000

Fortune Valley Treasures, Inc.

Note Regarding Forward-Looking Statements

This Transition Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Transition Report Form 10-Q, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Transition Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Transition Report on Form 10-Q, “FVTI,” the “Company,” “we,” “us” and “our” refer to Fortune Valley Treasures, Inc.

2

Fortune Valley Treasures, Inc.

3

Item 1.

Fortune Valley Treasures, Inc.

Financial Statements

December 31, 2017

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Fortune Valley Treasures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fortune Valley Treasures, Inc. (the Company) as of December 31, 2017 and, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the period from September 1, 2017 to December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from September 1, 2017 to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since December 4, 2017

San Mateo, California

March 23, 2018

Fortune Valley Treasure, Inc.

Balance Sheet

At December 31, 2017

Assets
Current assets
Prepaid expenses	$5,895
Total current assets	5,895

Total Assets	$5,895

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and taxes payable	23,276
Due to related parties	140,739
Total current liabilities	164,015

Total Liabilities	164,015

Stockholders’ Equity
Common stock (3,000,000,000 shares authorized, 7,750,000 issued and outstanding at December 31, 2017)	7,750
Additional paid in capital	82,858
Accumulated deficit	(248,728)
Total Stockholders’ Equity	(158,120)

Total Liabilities and Stockholders’ Equity	$5,895

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Statement of Operations and Comprehensive Loss

For the Period from September 1, 2017 to December 31, 2017

Net revenues (related party revenue $0)	$-
Cost of revenues	-
Gross profit	-

Operating expenses:
Selling and marketing expenses
General and administrative expenses	49,490

Operating loss	(49,490)

Other income (expenses):
Interest income	-
Interest expense	-
-

Earnings before tax	(49,490)

Income tax	-

Net loss	$(49,490)

Other comprehensive income:
Foreign currency translation gain	-

Comprehensive loss	$(49,490)

Loss per share
Basic and diluted earnings per share	$(0.01)
Basic and diluted weighted average shares outstanding	7,750,000

See accompanying notes to the financial statements

F-3

Fortune Valley Treasures, Inc.

Statements of Stockholders’ Equity

For the Years ended December 31, 2017

	No. of	Common	Paid in	Retained
	Shares	Stock	capital	earnings	Total
Balance as of September 1, 2017	7,750,000	7,750	82,858	(199,238)	(108,630)
Net loss				(49,490)	(49,490)
Balance as of December 31, 2017	7,750,000	307,750	82,858	(248,728)	(158,120)

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Statement of Cash Flows

For the period from September 1, 2017 to December 31, 2017

2017
Cash flows from operating activities
Net income	$(49,490)
Increase in prepaid expenses	(62)
Increase in accounts and other payables	4,369
Net cash used in operating activities	(45,183)

Cash flows from investing activities
Net cash used in investing activities	-

Cash flows from financing activities
Borrowing and payments to related parties, net	45,183
Net cash provided by financing activities	45,183

Net increase/(decrease) of cash and cash equivalents	-

Effect of foreign currency translation on cash and cash equivalents	-

Cash and cash equivalents–beginning of period	-

Cash and cash equivalents–end of period	$-

Supplementary cash flow information:
Interest received	$-
Interest paid	$-
Income taxes paid	$-

See accompanying notes to the financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) was incorporated in the State of Nevada on March 21, 2014. As of the date of this report, the Company’s did not conduct any business operations that generated revenues or cash flows to the Company. Management is currently evaluating different investment opportunities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements, accompanying notes, and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements have been prepared using the accrual basis of accounting in accordance with the generally accepted accounting principles (“GAAP”) in the United States. The Company’s fiscal year end has been changed to December 31. The Company’s financial statements are presented in US dollars. These financial statements should be considered a transition report, and the results of operations cover the period from September 1, 2017 to December, 31, 2017.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results may materially differ from these estimates.

Prepaid expenses

These are annual payments paid to vendors and professional services providers for services to be used up over the course of one operating period.

Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Financial instruments

The Company’s accounts for financial instruments in accordance to ASC Topic 820, “Fair Value Measurements and Disclosures,” which requires disclosure of the fair value of financial instruments held by the Company and ASC Topic 825, “Financial Instruments,” which defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

Recent accounting pronouncements

On January 5, 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Management has determined that the new pronouncement did not have a material impact on these financial statements.

On February 25, 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

Applying judgment and estimating.

●	Managing the complexities of data collection, storage, and maintenance.
●	Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.
●	Refining internal controls and other business processes related to leases.
●	Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations.
●	Addressing any income tax implications.

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (e.g., calendar periods beginning on January 1, 2019), and interim periods therein. Management is still evaluating the accounting impact of the new pronouncement.

On March 15, 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption. Management has determined that new pronouncement did not have a material effect on these financial statements.

On March 17, 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. Management determine that the new policy had no material impact on these financial statements.

On March 30, 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Management has determined that the new standard did not have a material impact on these financial statements.

The Company is currently assessing the above the accounting pronouncements and their potential impact from their adoption on the financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the period from September 1, 2017 to December 31, 2017, the Company reported net losses of $49,490. As of December 31, 2017, the Company had working capital deficit of approximately $158,120. In addition, the Company had net cash outflows of $45,183 from operating activities during the period from September 1, 2017 to December 31, 2017. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company’s management is working to identify profitable operating businesses for acquisition, and concurrently raise capital through the sales of equity or debt securities to investors for cash to fund operations and expand. The Company also continues to rely on related parties to provided financing and management services at costs that may not be indicative of the prevailing market rate for such services.

If the Company is not able to generate positive operating cash flows, raise additional capital, and retain the services of certain related parties, it may become insolvent.

NOTE 4 - INCOME TAXES

The Company’s does not have operations that generates taxable profits. The company generated a loss before taxes during the period from September 1, 2017 to December 31, 2017. Management has decided to not recognize a deferred tax asset as Management is not able to estimate when it will generate taxable profits.

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of December 31, 2017:

Mr. Yumin Lin	Director, CEO, Shareholder	$119,239
Mr. Xinlong Shen	Former Director of the Company	21,500
		$140,739

The outstanding payables due to Mr. Yumin Lin and Xinlong Shen are comprised of working capital advances and borrowings for general corporate purposes. These amounts are due on demand and are non-interest bearing.

The Company’s registered address is at a commercial building owned by Ms. Qingmei Lin; she is the wife of Mr. Yumin Lin. The Company has not charged for the use of such premises, and there is no rental agreement.

NOTE 6 - SUBSEQUENT EVENTS

Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

There were no events subsequent to December 31, 2017 that Management deems necessary for disclosure if not otherwise already disclosed in these financial statements.

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, Fortune Valley Treasures, Inc.’s audited annual financial statements and the related notes thereto, each of which are included as an exhibit to our Annual Report on Form 10-K filed with the SEC on November 24, 2017. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Transition Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Fortune Valley Treasures, Inc.

Company Overview

We were incorporated in the State of Nevada on March 21, 2014. The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. There can be no assurance that the Company will ever consummate a business combination and achieve long-term growth potential or immediate, short-term earnings from any business combination the Company enters into.

Results of Operations

Our operating results for the Four months ended December 31, 2017 and 2016 are summarized in the table below.

	For the Four Months Ended	For the Four Months Ended
	December 31, 2017	December 31, 2016
Revenue	$-	$-
General and administrative	$49,490	$23,303
Net Loss	$(49,490)	$(23,303)

Revenues

We did not generate any revenue during the Four-month period ended December 31, 2017 and 2016.

Operating Expenses

Our expenses were $49,490 for the Four months ended December 31, 2017 as compared to $23,303 for the Four months ended December 31, 2016. The increase for the Four months was directly related to the expenses related to consulting and professional fees related to our reporting responsibilities with the Securities and Exchange Commission (the “SEC”).

Capital Resources and Liquidity

Working Capital

	December 31, 2017	December 31, 2016
Current Assets	$5,895	$4,345
Current Liabilities	$164,015	$31,464
Working Capital (Deficiency)	$(158,120)	$(27,119)

Current Assets was $5,895 ended December 31, 2017 as compared to $4,345 ended December 31, 2016. The increase was due to increase in prepaid expense to OTC markets, for our annual quotation fee for the OTCQB. Current liabilities was $164,015 as of December 31, 2017 compared to $31,464 as of December 31, 2016. The increase was mainly due to an increase of $132,551 for amounts owing to a related party for paying operating expenses of the Company.

5

Cash Flows

	For the Four Months Ended,
	December 31, 2017	December 31, 2016
Net cash used in operating activities	$(45,183)	$(18,500)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$45,183	$18,500
Net change in cash	$-	$-

Net cash used in operations was $45,183 for the four-months period ended December 31, 2017 compared to $18,500 for the period ended December 31, 2016. The increase in cash outflow is because of operating expense being paid by a related party.

Net cash used in investing activities and financing activities was $0 for the period ended December 31, 2017.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2017, we had $0 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the three months ended March 31, 2016

None.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

6

Item 6. Exhibits

EXHIBIT INDEX

The exhibits listed on the Exhibit Index are provided as part of this report.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortune Valley Treasures, Inc.

Date: March 27, 2018	By:	/s/ Yumin Lin
Yumin Lin
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

8