Form 10-Q
period 2018-03-31
Fortune Valley Treasures, Inc.
filed 2018-05-21
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-200760

FORTUNE VALLEY TREASURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

No.10 of Tuanjie 2nd Road,Beice,

Humen,Dongguan, 518000, China

(Address of principal executive offices including zip code)

(86) 76982268999

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	307,750,000

Fortune Valley Treasures, Inc.

Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Report Form 10-Q, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

USE OF CERTAIN DEFINED TERMS

In addition, unless the context otherwise requires and for the purposes of this report only, references to:

●	“we,” “us,” “our,” or “our company,” the “Company” are relevant to the combined business of Fortune Valley Treasures, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;

●	“FVTI” refers to Fortune Valley Treasures, Inc., a Nevada corporation.

●	“DIGL” refers to DaXingHuaShang Investment Group Limited, a Republic of Seychelles company and wholly-owned subsidiary of FVTI;

●	“DIL” refers to DaXingHuaShang Investment (Hong Kong) Limited, a Hong Kong company and wholly-owned subsidiary of DIGL;

●	“Qianhai DaXing” refers to Qianhai DaXingHuaShang Investment (Shenzhen) Co. Ltd. , a Peoples Republic of China company and wholly-owned subsidiary of DIL

●	“FVI” refers to Dongguan City France Vin Tout Ltd., a PRC company and wholly-owned subsidiary of Qianhai DaXing.

●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“China” and “PRC” refer to the People’s Republic of China;

●	“Renminbi” and “RMB” refer to the legal currency of China;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Securities Act” refers to the Securities Act of 1933, as amended.

2

Fortune Valley Treasures, Inc.

3

Item 1.

Fortune Valley Treasures, Inc.

Financial Statements

March 31, 2018

(Unaudited)

Fortune Valley Treasures, Inc.

Consolidated Balance Sheets

At March 31, 2018 and December 31, 2017

	March 31, 2018 (Unaudited)	December 31, 2017 (Restated)
Assets
Current assets
Cash and cash equivalents	$76,737	$77,782
Accounts and other receivable, net	46,533	15,317
Inventories	287,149	273,491
Prepaid expenses	17,000	5,895
Due from related parties	7,849	40,126
Prepaid taxes and taxes recoverable	2,872	751
Total current assets	$438,140	$413,362

Non-current assets
Plant and equipment, net	13,086	13,824
Total Assets	$451,226	$427,186

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and taxes payable	50,998	44,188
Accrued liabilities and other payables	319	2,175
Customers advances and deposits	42,217	11,697
Due to related parties	573,487	500,608
Total current liabilities	$667,021	$558,668

Total Liabilities	$667,021	$558,668

Stockholders’ Equity
Common stock (3,000,000,000 shares authorized, 307,750,000 issued and outstanding at December 31, 2017 and 2016)	307,750	307,750
Additional paid in capital	-	-
Accumulated deficit	(528,458)	(445,673)
Accumulated other comprehensive income	4,913	6,441
Total Stockholders’ Equity	(215,795)	(131,482)

Total Liabilities and Stockholders’ Equity	451,226	427,186

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2018 and 2017

	Three Months Ended
	March 31, 2018	March 31, 2017

Net revenues (related party revenue $0 and $0 for 2018 and 2017)	$13,747	$18,267
Cost of revenues	7,559	9,164
Gross profit	6,188	9,103

Operating expenses:
Selling and marketing expenses
General and administrative expenses	102,619	48,567

Operating loss	(96,431)	(39,464)

Other income (expenses):
Interest income	(491)	-
Interest expense	-	-
	(491)	-

Earnings before tax	(96,922)	(39,464)

Income tax	-	-

Net loss	$(96,922)	$(39,464)

Other comprehensive income:
Foreign currency translation gain	(1,528)	(72)

Comprehensive loss	$(98,450)	$(39,536)

Loss per share
Basic and diluted earnings per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,000	307,750,000

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net loss	$(96,922)	$(39,464)
Depreciation of fixed assets	1,749	1,616
Increase in accounts and other receivables	(29,759)	(4,003)
Increase in inventories	6,634	(15,892)
Increase in advances and prepayments to suppliers	(16,188)	46,364
Increase (decrease) in accounts and other payables	3,473	3,431
Net cash used in operating activities	(98,637)	(7,947)

Cash flows from investing activities
Purchase of plant and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds of owners’ injection of capital	-	-
Borrowing and payments to related parties, net	93,384	(29,920)
Net cash provided by (used in) financing activities	93,384	(29,920)

Net decrease of cash and cash equivalents	(5,253)	(37,867)

Effect of foreign currency translation on cash and cash equivalents	4,208	7

Cash and cash equivalents–beginning of period	77,782	103,966

Cash and cash equivalents–end of period	$76,737	$66,106

Supplementary cash flow information:
Interest received	$491	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) was incorporated in the State of Nevada on March 21, 2014. The Company’s current primary business operations of wholesale distribution and retail sales of alcoholic beverages of wine and distilled liquors are conducted through its subsidiaries in the People’s Republic of China (“PRC”).

On January 5, 2018, the Company’s board of directors unanimously approved to modify the Company’s accounting fiscal year end from August 31 to December 31. On January 29, 2018, the Company filed a Certificate of Amendment with the State of Nevada to increase its authorized shares to 3,000,000,000.

On April 11, 2018, the Company entered into share exchange agreement by and among DaXingHuaShang Investment Group Limited (“DIGLS”) and its shareholders: 1.) Yumin Lin, 2.) Gaosheng Group Co., Ltd. and 3.) China Kaipeng Group Co., Ltd whereby the Company newly issued 300,000,000 shares of its common stock in exchange for all the outstanding shares in DIGLS. This transaction has been accounted for a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and DIGLS, the legal acquiree, is the accounting acquirer; accordingly, the Company historical statement of stockholders’ equity has been retroactively restated to the first period presented.

DIGLS was incorporated with limited liability in the Republic of Seychelles on July 4, 2016, with share capital of $100,000 divided into 250,000,000 ordinary shares with $0.0004 par value. DIGLS wholly owns DaXingHuaShang Investment (Hong Kong) Limited (“DILHK”). DILHK was incorporated in Hong Kong on June 22, 2016 as an investment holding company with limited liability. DILHK was previously wholly owned by Mr. Yumin Lin. On November 11, 2016, Mr. Yumin Lin, transferred 100% of his ownership in DILHK to DIGLS. DILHK wholly owns Qianhai DaXingHuaShang Investment (Shenzhen)Co. Ltd. (“QHDX”) which was incorporated with limited liability on November 3, 2016 in the PRC as a wholly foreign-owned enterprise. QHDX wholly owns Dongguan City France Vin Tout Ltd. (“FVTL”). FTVL was incorporated on May 31, 2011 in the PRC with limited liability. FTVL was previously owned and controlled by Mr. Yumin Lin. FTVL has been a license to sell foods up through September 10, 2022. On November 20, 2016, Mr. Yumin Lin transferred his ownership in FTVL to QHDX for nominal consideration. The share transfers detailed above by and among Mr. Yumin Lin, DIGLS, DILHK, QHDX, and FVTL have been accounted for as a series of business combination of entities under common control; accordingly, the values in these financial statements reflect the carrying values of those entities, and no goodwill was recorded as a result of these transactions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements, accompanying notes, and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements have been prepared using the accrual basis of accounting in accordance with the generally accepted accounting principles (“GAAP”) in the United States. The Company’s fiscal year end is December 31. The Company’s financial statements are presented in US dollars.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Entity Name	Incorporation date	Entity Owned By	Nature of Operation	Country of Incorporation
DaXingHuaShang Investment (Hong Kong) Ltd (“DILHK”)	June 22, 2016	DIGLS	Investment holding	Hong Kong, China

Qianhai DaXingHuaShang Investment (Shenzhen) Co. Ltd. (“QHDX”)	November 3, 2016	DILHK	Investment holding	China

Dongguan City France Vin Tout Ltd., (“FVTL”)	May 31, 2011	QHDX	Trading of wine	China

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

Foreign currency translation and re-measurement

The Company translates its foreign operations to the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The reporting currency for the Company and its subsidiaries is the US dollar. The Company, DIGLS, and DILH’s functional currency is the U.S. dollar; QHDX and FVTL use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	March 31, 2018	March 31, 2017
Spot RMB: USD exchange rate	$0.1590	$0.1480
Average RMB: USD exchange rate	$0.1574	$0.1524

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits in banks, and any investments with maturities with less three months from inception to maturity. The Company’s primary bank deposits are located in the Hong Kong and the PRC; those deposits are not provided protection under FDIC insurance; however, management has determined that the risk of loss from insolvency by those financial institution at which it has deposited it funds is insignificant.

Accounts receivable

Accounts receivable are carried at the amounts invoiced to customers less allowance for doubtful accounts. The allowance is an estimate based on a review of individual customer accounts on a regular basis. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators.

During the two years ended December 31, 2017 and the three months ended March 31, 2018, the Company did not experience any delinquent or uncollectible balances; accordingly, the Company did not record any valuation allowance for bad debt during this period.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when is has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are alcoholic beverages; the selling price of alcoholic beverages tend to increase over time; however, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time. The Company did not experience an impairment on inventory during the three months ended March 31, 2018.

Advances and prepayments to suppliers

In certain instances, in order to secure the supply of limited and sought-after wines and liquors, the Company will make advance payments to suppliers for the procurement of inventory. Upon physical receipt and inspection of such products from those suppliers, the applicable balances are reclassified from advances and prepayments to suppliers to inventory.

Property, plant and equipment

Equipment is carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the equipment are as follows:

Office equipment	7 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

Accounting for long-lived assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry or new technologies. Impairment is present if the carrying amount of an asset is less than its undiscounted cash flows to be generated.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Customer advances and deposits

On certain occasions, the Company may receive prepayments from downstream retailers or retails customer for wines and liquor prior to their taking possession of the Company’s products; the Company records these receipts as customer advances and deposits until it has met all the criteria for recognition of revenue including the passing possession of the products to its customer, at such point Company will reduce the customer and deposits balance and credit the Company’s revenues.

Revenue recognition

Revenues are recognized when the Company has negotiated the terms of the transaction, which includes determining and fixing the sales price, the transfer of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company’s gross revenue consists the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

Advertising

All advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2018 and March 31, 2017 were $0 and 0, respectively.

Shipping and handling

Outbound shipping and handling are expensed as incurred.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory as a part of overhead.

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

Financial instruments

The Company’s accounts for financial instruments in accordance to ASC Topic 820, “Fair Value Measurements and Disclosures,” which requires disclosure of the fair value of financial instruments held by the Company and ASC Topic 825, “Financial Instruments,” which defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, “Goodwill and Other Intangible Assets”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

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

On March 17, 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company has determined that it acts as principal its primary business operations.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of March 31, 2018 and 2017, the Company reported net losses of $528,458 and $445,673, respectively. As of March 31, 2018, the Company had working capital deficit of approximately $228,881. In addition, the Company had net cash outflows of $98,637 from operating activities during the three months March 31, 2018. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new working capital through a reverse merger with a publicly listed entity and shortly thereafter the sales of equity or debt securities by the listed entity to investors for cash to fund operations and further expansion. The Company also relies on relates parties to provided financing and management services at cost that may not be the prevailing market rate for such services.

If the Company is not able to generate positive operating cash flows, raise additional capital, and retain the services of certain related parties, it may become insolvent.

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Gross accounts and other receivables	$46,533	$15,317
Less: Allowance for doubtful accounts	-	-
	$46,533	$15,317

NOTE 5 – INVENTORIES

Inventories consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Finished goods	$287,149	$273,491

NOTE 6 - EQUIPMENT

Property, plant and equipment consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
At Cost:
Equipment	68,241	63,512
Less: Accumulated depreciation
Equipment	55,155	49,688
	$13,086	$13,824

NOTE 7 - INCOME TAXES

The Company’s primary operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

●	PRC tax rate is 25%.
●	Hong Kong tax rate is 16.5%
●	Seychelles is on permanent tax holiday

The Company is registered the British Virgin Islands, which is a tax-exempt region.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for three months ended March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
Income attributed to PRC operations	$(53,650)	$(4,108)
Loss attributed to Seychelles and HK	(119)	(393)
Loss attributed to US	(43,153)	(34,963)
Loss before tax	(96,922)	(39,464)

PRC Statutory Tax at 25% Rate	(13,412)	1,027
Effect of Seychelles, PRC, HK, deductions and other reconciling items	13,412	(1,027)
Income tax	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
U.S. federal statutory income tax rate	21.0%	34.0%
Lower rates in PRC, net	-9.0%	-9.0%
Net operating losses in PRC and other jurisdictions	0.0%	0.0%
Unrecognized deferred tax benefit	-12.0%	-25.0%
The Company’s effective tax rate	0.0%	0.0%

NOTE 8- RELATED PARTY TRANSACTIONS

Amounts due to related parties as of March 31, 2018 and December 31, 2017:

		March 31, 2018	December 31, 2017
			(Restated)
Mr. Yumin Lin	Director, CEO, Shareholder	$404,946	$360,018
Mr. Sheng	Former Director of the Company	21,500	21,500
Ms. Qingmei Lin	Mr. Yumin Lin’s wife	27,830	25,902
Mr. Naiyong Luo	Director of DIGL	119,211	93,188
		$573,487	$500,608

The outstanding payables due to Mr. Yumin Lin are comprised of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

The amounts due to Ms. Qingmei Lin are for office rental expenses. The Company’s operating facilities are located within a building owned by Ms. Qingmei Lin.

The amounts due to Mr Naiyong Luo are payments received in advanced for future purchases of products.

NOTE 9 – LEASE COMMITMENTS

The Company has a non-cancelable operating lease agreement with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, PRC. The agreement covers the period from May 1, 2017 to April 30, 2027 which increased the space covered in prior agreements. The monthly rent expense is $3,811 (RMB 25,000). The total rental rent expense for three months ended March 31, 2018 and 2017 was $11,802 and $3,608. The agreement does not call for a rental deposit equivalent.

Minimum operating lease commitment for the agreement is as follows:

2018	45,732
2019	45,732
2020	45,732
2021	45,732
2022	45,732
Thereafter:	182,932
$411,592

NOTE 10 - RISKS

Credit risk

The Company is subject to risk borne from credit extended to customers.

FTVL and QHDX bank deposits are with banks located in the PRC. DILHK’s bank account is with located in Hong Kong. DIGLS does not have any bank accounts. The bank accounts that the Company uses that that are located outside of the U.S. do not carry federal deposit insurance.

Interest risk

The Company is subject to interest rate risk when its loans become due and require refinancing.

Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC. As alcoholic beverages are considered a luxury item, they may be subject to political pressure and risks. The PRC has government from time to time limited the amount of import of foreign alcoholic beverages based on their relationships with those foreign countries. The Company’s results of operations may be materially adversely affected if the are unable to procure such products because the PRC government has limited the amount of imports.

Inflation risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the Company’s financial statements; however, significant increases in the price of wine and liquors that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

Concentrations risks

In 2017, the Company had a concentration of risk in its supply of raw materials, one vendor supplied all of the Company’s purchases for finished goods inventory.

NOTE 11 - SUBSEQUENT EVENTS

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

The Company entered into share exchange agreement on April 11, 2018. Refer to NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS.

Except for the above mentioned material subsequent event, there were no other events that management deems necessary for disclosure.

NOTE 12 - CORRECTION OF ERROR

During the three months ended March 31, 2018, management discovered an error in its audited December 31, 2017 balance sheet. An amount $93,188 due to Mr. Naiyong Luo was not properly disclosed as a due to related party. The table below shows the original and restated figures for the year ended December 31, 2017:

	Original	AJE	Restated
Customers advances and deposits	104,885	(93,188)	11,697
Due to related parties	407,420	93,188	500,608
Current liabilities	558,668	-	558,668
Total liabilities	558,668	-	558,668

The Company’s results of operations for the year ended December 31, 2017 unaffected by this correction of error. Accordingly, the company loss per share for the year ended December 31, 2017 remains unchanged.

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, Fortune Valley Treasures, Inc.’s audited annual financial statements and the related notes thereto, each of which are included as an exhibit to our Annual Report on Form 10-K filed with the SEC on November 24, 2017. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Report on Form 10-Q. Actual results could differ materially from those projected in the forward-looking statements. The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of Fortune Valley Treasures, Inc.

Company Overview

Fortune Valley Treasures, Inc. (“FVTI” or the “Company”), formerly Crypto-Services, Inc. (“CRYT”), was incorporated in the State of Nevada on March 21, 2014. The Company is an early stage company which was initially incorporated to offer an information-based website at www.digitalcoindaily.com that would provide users with up-to-date information on digital currencies worldwide.

We engaged in the retail and wholesale distribution of a wide spectrum of wine products in Dongguan City, Guangdong Province since 2011. We offer a variety of wine products including dry red wine, dry white wine, rose wine, sweet wine and etc. Currently we sell about 40 kinds of different brands of wine, most of which are imported from France and Spain. Our product portfolio is comprised of wines that offer the utmost quality and value and that are highly relevant particularly to Chinese customers.

Our main store located in Humen Town, Dongguan City, with six floors and 1200 square meters building area. All the samples are displayed in first floor; our friendly and knowledgeable staff cultivates long-term relationships with customers, helping them make informed buying decisions.

Currently, eight stores are approved to use our brand name:’ FVT ARTS WINERY’ in different regions of China, which located in Guangzhou, Shenzhen, Zhangjiajie, Zhuzhou, Huayin and Dongguan. These stores are licensed to use our trade name and we provide them with our products and marketing support.

There are 151 regional exclusive agents and normal agents sell our products throughout China.

After seven years’ development, we have cultivated strategic partnerships with various organizations to strengthen and extend our business. We have partnered with Shenzhen Institute of Tsinghua University since 2011, they helped us to develop an innovative management, operating model and franchising model; we became a member of Guangdong Provincial Liquor Industry Association since 2011 and was awarded as Excellent Marketing Agency of the Year in 2012; in 2013, we signed a strategic cooperation with the French Bordeaux Winery Alliance to assure the quality of wine, diversify product selection and reduce procurement costs.

Results of Operations

	Three months ended March 31,
	2018	2017	Change
Revenue	$13,747	$18,267	$(4,520)
Cost of revenue	7,559	9,164	(1,605)
Gross profit	6,188	9,103	2,915
Gross profit (%)	45%	50%

Operating expense	102,619	48,567	54,052
Other income(expense)	(491)	-
Provision for income taxes	-	-
Foreign currency translation gain	(1,528)	(72)
Comprehensive loss	$(98,450)	$(39,536)	$(58,914)

4

Revenue

Net revenues totaled $13,747 for three months ended March 31, 2018, a decrease of $4,520 from $18,267 as compared to the three months ended March 31, 2017. The decrease was primarily a result of an ineffective marketing strategy.

Cost of revenue

Cost of revenue totaled $7,559 for three months ended March 31, 2018 a decrease of $1,605 from $9,164 as compared to the three months ended March 31, 2017.  The decrease was primarily the result of a decrease in related sales revenue.  Our cost of revenues consists primarily of purchases of finished goods which are carried as inventory until they are sold.

Gross profit

Gross profit was 45% ($6,188) and 50% ($9,103) for the three months ended March 31, 2018 and 2017, respectively.

Operating expenses

General and administrative expenses totaled $102,619 for the three months ended March 31, 2018, an increase of $54,052, as compared to $48,567 for the three months ended March 31, 2017. The increase was primarily a result of the increase in general and administrative expense related to reporting and maintenance costs of being a publicly listed company.

Net loss

Net loss totaled $98,450 for three months ended March 31, 2018, an increase of 58,914 compared to 2017, primarily as the result of an increase in operating expenses.

Liquidity and Capital Resources

Working Capital

	March 31, 2018	December 31, 2017	Change

Total current assets	$438,140	$413,362	$24,778
Total current liabilities	667,021	558,668	108,353
Working capital	$(228,881)	$(145,306)	$(83,575)

As of March 31, 2018, we had cash and cash equivalents of $76,737, we have financed our operations primarily though borrowings from our related party. The change in working capital was primarily from an increase in due from related party of $83,575.

Cash Flows

	Three Ended March 31,
	2018	2017	Change
Cash Flows used in Operating Activities	$(98,637)	$(7,947)	$(90,690)
Cash Flows used in Investing Activities	-	-	-
Cash Flows provided by Financing Activities	93,384	(29,920)	123,304
Net Decrease in Cash During Period	$(5,253)	$(37,867)	$32,614

5

Cash Flow from Operating Activities

For three months ended March 31, 2018 net cash flows used in operating activities consisted of a net loss of $96,922 and was reduced by depreciation of $1,749, and a net change of operating assets and liabilities of $98,637. For three months ended March 31, 2017, net cash flows provided in operating consisted of a net loss of $39,464 and was reduced by depreciation of $1,616 and a net change of operating assets and liabilities of $7,947.

Cash Flow from Financing Activities

Net cash provided by financing for the three months ended March 31, 2018 was $93,384 as compared to 29,920 net cash used in financing activities for three months ended March 31, 2017. The increase of net cash provided by financing activities was mainly attributable to borrow loan from related party.

Critical Accounting Policy and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the three months ended March 31, 2018

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

Fortune Valley Treasures, Inc.

Date: May 21, 2018	By:	/s/ Yumin Lin
Yumin Lin
Chief Executive Officer
(Principal Executive Officer)

8