Form 10-Q
period 2018-06-30
Fortune Valley Treasures, Inc.
filed 2018-08-20
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55555

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 20, 2018 is as follows:

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

USE OF CERTAIN DEFINED TERMS

In addition, unless the context otherwise requires and for the purposes of this report only, references to:

●	“we,” “us,” “our,” or “our company,” the “Company” are relevant to the combined business of Fortune Valley Treasures, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;

●	“FVTI” are to Fortune Valley Treasures, Inc., a Nevada corporation.

●	“DIGL” are to DaXingHuaShang Investment Group Limited, a Republic of Seychelles company and wholly-owned subsidiary of FVTI;

●	“DIL” are to DaXingHuaShang Investment (Hong Kong) Limited, a Hong Kong company and wholly-owned subsidiary of DIGL;

●	“Qianhai DaXing” are to Qianhai DaXingHuaShang Investment (Shenzhen) Co. Ltd., a Peoples Republic of China company and wholly-owned subsidiary of DIL;

●	“FVI” are to Dongguan City France Vin Tout Ltd., a PRC company and wholly-owned subsidiary of Qianhai DaXing;

●	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“China” and “PRC” are to the People’s Republic of China;

●	“Renminbi” and “RMB” are to the legal currency of China;

●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

●	“Securities Act” are to the Securities Act of 1933, as amended.

2

Fortune Valley Treasures, Inc.

3

Item 1.

Fortune Valley Treasures, Inc.

Financial Statements

June 30, 2018

(Unaudited)

FORTUNE VALLEY TREASURES, INC.

CONSOLIDATED BALANCE SHEETS

AT JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018 (Unaudited)	December 31, 2017 (Restated)
Assets
Current assets
Cash and cash equivalents	$29,312	$77,782
Accounts and other receivable, net	21,464	15,317
Inventories	265,760	273,491
Prepaid expenses	14,500	5,895
Due from related parties	33,841	40,126
Prepaid taxes and taxes recoverable	2,670	751
Total current assets	$367,547	$413,362

Non-current assets
Plant and equipment, net	10,757	13,824
Total Assets	$378,304	$427,186

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and taxes payable	36,352	44,188
Accrued liabilities and other payables	303	2,175
Customers advances and deposits	44,497	11,697
Due to related parties	587,144	500,608
Total current liabilities	$668,296	$558,668

Total Liabilities	$668,296	$558,668

Stockholders’ Equity
Common stock (3,000,000,000 shares authorized, 307,750,000 issued and outstanding at December June 30, 2018 and 2017)	307,750	307,750
Additional paid in capital	-	-
Accumulated deficit	(607,294)	(445,673)
Accumulated other comprehensive income	9,552	6,441
Total Stockholders’ Deficit	(289,992)	(131,482)

Total Liabilities and Stockholders’ Equity	378,304	427,186

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the three months and six months ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net revenues (related party revenue $0 and $0 for 2018 and 2017)	$14,226	$7,109	$27,973	$25,376
Cost of revenues	9,574	4,206	17,133	13,370
Gross profit	4,652	2,903	10,840	12,006

Selling, general and administrative expenses	70,771	49,541	173,881	96,846

Operating loss	(66,119)	(46,638)	(163,041)	(86,102)

Other income (expenses):	1,475	-	1,475
Interest income	-	-	-	-
Interest expense	-	(201)	-	(201)
	1,475	(201)	1,475	(201)

Earnings before tax	(64,644)	(46,839)	(161,566)	(86,303)

Income tax	-	376	-	376

Net loss	$(64,644)	$(47,215)	$(161,566)	$(86,679)

Other comprehensive income:
Foreign currency translation gain	4,942	(2,074)	3,414	(2,144)

Comprehensive loss	$(59,702)	$(49,289)	$(158,152)	$(88,825)

Loss per share
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,000	307,750,000	307,750,000	307,750,000

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Cash Flows

For the Six months ended June 30, 2018 and 2017

(Unaudited)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net loss	$(161,566)	$(86,679)
Depreciation of fixed assets	3,470	3,240
Increase in accounts and other receivables	(6,438)	(10,688)
Increase (decrease) in inventories	13,943	(12,808)
Increase (decrease) in advances and prepayments to suppliers	23,233	(5,372)
(Decrease) increase in accounts and other payables and accruals	(10,812)	7,035
Net cash used in operating activities	(138,170)	(105,271)

Cash flows from investing activities
Purchase of plant and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds of owners’ injection of capital	-	-
Borrowing and payments to related parties, net	86,193	86,277
Net cash provided by financing activities	86,193	86,277

Net decrease of cash and cash equivalents	(51,977)	(18,944)

Effect of foreign currency translation on cash and cash equivalents	3,507	709

Cash and cash equivalents–beginning of period	77,782	103,966

Cash and cash equivalents–end of period	$29,312	$85,681

Supplementary cash flow information:
Interest received	$-	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) was incorporated in the State of Nevada on March 21, 2014. The Company’s current primary business operations of wholesale distribution and retail sales of alcoholic beverages consisting of wine and distilled liquors are conducted through its subsidiaries in the People’s Republic of China (“PRC”).

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

DIGLS was incorporated with limited liability in the Republic of Seychelles on July 4, 2016, with a share capital of $100,000 divided into 250,000,000 ordinary shares with $0.0004 par value. DIGLS wholly owns DaXingHuaShang Investment (Hong Kong) Limited (“DILHK”). DILHK was incorporated in Hong Kong on June 22, 2016 as an investment holding company with limited liability. DILHK was previously wholly owned by Mr. Yumin Lin. On November 11, 2016, Mr. Yumin Lin, transferred 100% of his ownership in DILHK to DIGLS. DILHK wholly owns Qianhai DaXingHuaShang Investment (Shenzhen)Co. Ltd. (“QHDX”) which was incorporated with limited liability on November 3, 2016 in the PRC as a wholly foreign-owned enterprise. QHDX wholly owns Dongguan City France Vin Tout Ltd. (“FVTL”). FTVL was incorporated on May 31, 2011 in the PRC with limited liability. FTVL was previously owned and controlled by Mr. Yumin Lin. FTVL has been a license to sell foods up through September 10, 2022. On November 20, 2016, Mr. Yumin Lin transferred his ownership in FTVL to QHDX for nominal consideration. The share transfers detailed above by and among Mr. Yumin Lin, DIGLS, DILHK, QHDX, and FVTL have been accounted for as a series of business combination of entities under common control; accordingly, the values in these financial statements reflect the carrying values of those entities, and no goodwill was recorded as a result of these transactions.

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

Entity Name	Incorporation date	Entity Owned By	Nature of Operation	Country of Incorporation
DaXingHuaShang Investment Group Limited	July 4, 2016	FVTI	Investment holding	Seychelles

DaXingHuaShang Investment (Hong Kong) Ltd (“DILHK”)	June 22, 2016	DIGLS	Investment holding	Hong Kong, China

Qianhai DaXingHuaShang Investment (Shenzhen) Co. Ltd. (“QHDX”)	November 3, 2016	DILHK	Investment holding	China

Dongguan City France Vin Tout Ltd. (“FVTL”)	May 31, 2011	QHDX	Trading of wine	China

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

The reporting currency for the Company and its subsidiaries is the US dollar. The Company’s, DIGLS’, and DILH’s functional currency is the U.S. dollar; QHDX and FVTL use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	June 30, 2018	December 31, 2017	June 30, 2017
Spot RMB: USD exchange rate	$0.1511	0.14415	$0.1476
Average RMB: USD exchange rate	$0.1549	0.15031	$0.1461

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

During the two years ended December 31, 2017 and the six months ended June 30, 2018, the Company did not experience any delinquent or uncollectible balances; accordingly, the Company did not record any valuation allowance for bad debt during this period.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when is has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are alcoholic beverages; the selling price of alcoholic beverages tend to increase over time; however, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time. The Company did not experience an impairment on inventory during the six months ended June 30, 2018.

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

Equipment	7 - 20 years

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

Advertising

All advertising costs are expensed as incurred. Advertising expense for the three and six months ended June 30, 2018 and June 30, 2017 were $0 and 0, respectively.

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

On March 17, 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company has determined that it acts as a principal in its primary business operations.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of June 30, 2018 and December 31, 2017, the Company reported accumulated deficits of $607,294 and $445,673, respectively. As of June 30, 2018, the Company had working capital deficit of approximately $300,749. In addition, the Company had net cash outflows of $138,170 from operating activities during the six months June 30, 2018. These conditions continue to raise substantial doubt as to whether the Company will continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new working capital through the sale of equity or debt securities to investors for cash to fund operations and further expansion. The Company also relies on relates parties to provided financing and management services at cost that may not be the prevailing market rate for such services.

If the Company is not able to generate positive operating cash flows, raise additional capital, and retain the services of certain related parties, it may become insolvent.

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Gross accounts and other receivables	$21,464	$15,317
Less: Allowance for doubtful accounts	-	-
	$21,464	$15,317

NOTE 5 – INVENTORIES

Inventories consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Finished goods	$265,760	$273,491

NOTE 6 - EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
At Cost:
Equipment	64,853	63,512
Less: Accumulated depreciation
Equipment	54,096	49,688
	$10,757	$13,824

NOTE 7 - INCOME TAXES

The Company’s primary operations are in the PRC, and the Company is taxed in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

●	PRC tax rate is 25%.
●	Hong Kong tax rate is 16.5%
●	Seychelles is on permanent tax holiday
●	USA tax rate is 21%

The Company is registered the British Virgin Islands, which is a tax-exempt region.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for three months ended June 30, 2018 and March 31, 2017:

	June 30, 2018	June 30, 2017
Income attributed to PRC operations	$(50,703)	$(24,789)
Loss attributed to Seychelles and HK	(37)	(56)
Loss attributed to US	(13,978)	(22,482)
Loss before tax	(64,718)	(47,327)

PRC Statutory Tax at 25% Rate	12,676	6,197
Effect of Seychelles, PRC, HK, deductions and other reconciling items	(12,676)	(6,197)
Income tax	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for three months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
U.S. federal statutory income tax rate	21.0%	34.0%
Lower rates in PRC, net	-9.0%	-9.0%
Net operating losses in PRC and other jurisdictions	0.0%	0.0%
Unrecognized deferred tax benefit	-12.0%	-25.0%
The Company’s effective tax rate	0.0%	0.0%

NOTE 8- RELATED PARTY TRANSACTIONS

Amounts due to related parties as of June 30, 2018 and December 31, 2017:

		June 30, 2018	December 31, 2017
			(Restated)
Mr. Yumin Lin	Director, CEO, Shareholder	$422,290	$360,018
Mr. Sheng	Former Director of the Company	21,500	21,500
Ms. Qingmei Lin	Mr. Yumin Lin’s wife	15,869	25,902
Mr. Naiyong Luo	Director of DIGL	113,292	93,188
		$572,951	$500,608

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

The amounts due to Mr.Xinlong Sheng are comprised of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

NOTE 9 – LEASE COMMITMENTS

The Company has a non-cancelable operating lease agreement with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, PRC. The term of the lease is from May 1, 2017 to April 30, 2027. The monthly rent expense was $3,811 (RMB 25,000), but effective as of May 1,2018 was lowered to $2,323 (RMB15,000) based on agreement between Ms. Qingmei and Company. The total rental rent expense for six months ended June 30, 2018 and 2017 was $20,134 and $8,475 respectively. The agreement does not call for a rental deposit or equivalent.

Minimum operating lease commitment for the agreement is as follows:

2018	27,876
2019	27,876
2020	27,876
2021	27,876
2022	27,876
Thereafter:	111,504
$250,884

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

Concentrations risks

During the six months ended June 30, 2018 and in fiscal year 2017, the Company had a concentration of risk in its supply of raw materials, one vendor supplied all of the Company’s purchases for finished goods inventory.

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

NOTE 12 - CORRECTION OF ERROR

During the six months ended June 30, 2018, management discovered an error in its audited December 31, 2017 balance sheet. An amount $93,188 due to Mr. Naiyong Luo was not properly disclosed as a due to related party. The table below shows the original and restated figures for the year ended December 31, 2017:

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

Our main store located in Humen Town, Dongguan City, All the samples are displayed in first floor; our friendly and knowledgeable staff cultivates long-term relationships with customers, helping them make informed buying decisions.

Currently, eight stores are approved to use our brand name: ‘FVT ARTS WINERY’ in different regions of China, which located in Guangzhou, Shenzhen, Zhangjiajie, Zhuzhou, Huayin and Dongguan. These stores are licensed to use our trade name and we provide them with our products and marketing support.

Since 2011, we have been cultivating strategic partnerships with various organizations to strengthen and extend our business. We have partnered with Shenzhen Institute of Tsinghua University since 2011 to help us develop an innovative management, operating model and franchising model. In 2011, we became a member of the Guangdong Provincial Liquor Industry Association and won the Excellent Marketing Agency of the Year awardby the Guangdong Provincial Liquor Industry Association in 2012.

Results of Operations

	Three months ended June 30,
	2018	2017	Change
Revenue	$14,226	$7,109	$7,117
Cost of revenue	9,574	4,206	5,368
Gross profit	4,652	2,903	1,749
Gross profit (%)	33%	41%

Operating expense	70,771	49,541	20,985
Other income(expense)	1,475	(201)
Provision for income taxes	-	376
Foreign currency translation gain	4,492	(2,074)
Comprehensive loss	$(59,702)	$(49,289)	$(10,413)

Revenue

Net revenues totaled $14,226 for three months ended June 30, 2018, an increase of $7,117 from $7,109 as compared to the three months ended June 30, 2017. The increase was primarily due to the result of normal fluctuation of sales.

Cost of revenue

Cost of revenue totaled $9,574 for three months ended June 30, 2018 a decrease of $5,368 from $4,206 as compared to the three months ended June 30, 2017. Our cost of revenues consists primarily of purchases of finished goods which are carried as inventory until they are sold.

Gross profit

Gross profit margin were 33% and 41%, and gross profits were $4,652 and $2,903 for the three months ended June 30, 2018 and 2017, respectively.

Operating expenses

General and administrative expenses totaled $70,771 for the three months ended June 30, 2018, an increase of $21,230, as compared to $49,541 for the three months ended June 30, 2017. The increase was primarily a result of the increase in general and administrative expense related to reporting and maintenance costs of being a publicly listed company.

Net loss

Net loss totaled $59,702 for three months ended June 30, 2018, an increase of 49,289 compared to 2017, primarily as the result of an increase in operating expenses.

Liquidity and Capital Resources

Working Capital

	June 30, 2018	December 31, 2017	Change

Total current assets	$367,547	$413,362	$(45,815)
Total current liabilities	668,296	558,668	109,628
Working capital	$(300,749)	$(145,306)	$(155,443)

As of June 30, 2018, we had cash and cash equivalents of $29,312, we have financed our operations primarily though borrowings from our related party. The change in working capital was primarily from an increase in due to related parties of $86,193.

Cash Flows

	Six months Ended June 30,
	2018	2017	Change
Cash Flows used in Operating Activities	$(138,170)	$(105,271)	$(32,899)
Cash Flows used in Investing Activities	-	-	-
Cash Flows provided by Financing Activities	86,193	86,277	(84)
Net Decrease in Cash During Period	$(51,977)	$(18,994)	$(32,983)

Cash Flow from Operating Activities

For six months ended June 30, 2018 net cash flows used in operating activities consisted of a net loss of $138,170 and was reduced by depreciation of $3,470, and a net change of operating assets and liabilities of $19,926. For six months ended June 30, 2017, net cash flows provided in operating consisted of a net loss of $105,271 and was reduced by depreciation of $3,240 and a net change of operating assets and liabilities of $21,833.

Cash Flow from Financing Activities

Net cash provided by financing for the six months ended June 30, 2018 was $86,193 as compared to $86,277 net cash provided by financing activities for six months ended June 30, 2017. The net cash provided by financing activities was mainly attributable to borrowings and advances from related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the three months ended June 30, 2018

None.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

The exhibits listed on the Exhibit Index are provided as part of this Report.

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on December 5, 2014.*

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on December 5, 2014 *

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)**.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)**.

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350***.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350***.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Previously filed

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortune Valley Treasures, Inc.

Date: August 20, 2018	By:	/s/ Yumin Lin
Yumin Lin
Chief Executive Officer
(Principal Executive Officer)

