Form 10-Q
period 2018-09-30
Fortune Valley Treasures, Inc.
filed 2018-11-14
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55555

FORTUNE VALLEY TREASURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

No.10 of Tuanjie 2nd Road, Beice,

Humen, Dongguan, 518000, China

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2018 is as follows:

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

USE OF CERTAIN DEFINED TERMS

In addition, unless the context otherwise requires and for the purposes of this report only, references to:

●	“we,” “us,” “our,” or “our company,” the “Company” are relevant to the combined business of Fortune Valley Treasures, Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;

●	“FVTI” are to Fortune Valley Treasures, Inc., a Nevada corporation.

●	“DIGL” are to DaXingHuaShang Investment Group Limited, a Republic of Seychelles company and wholly-owned subsidiary of FVTI;

●	“DIL” are to DaXingHuaShang Investment (Hong Kong) Limited, a Hong Kong company and wholly-owned subsidiary of DIGL;

●	“Qianhai DaXing” are to Qianhai DaXingHuaShang Investment (Shenzhen) Co. Ltd., a Peoples Republic of China company and wholly-owned subsidiary of DIL;

●	“FVI” are to Dongguan City France Vin Tout Ltd ., a PRC company and wholly-owned subsidiary of Qianhai DaXing;

●	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“China” and “PRC” are to the People’s Republic of China;

●	“Renminbi” and “RMB” are to the legal currency of China;

●	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

●	“Securities Act” are to the Securities Act of 1933, as amended.

2

Fortune Valley Treasures, Inc.

3

Item 1.

Fortune Valley Treasures, Inc.

Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Fortune Valley Treasures, Inc.

Condensed Consolidated Balance Sheets

At September 30, 2018 and December 31, 2017

	September 30, 2018 (Unaudited)	December 31, 2017 (Restated)
Assets
Current assets
Cash and cash equivalents	$37,784	$77,782
Accounts and other receivable, net	22,417	15,317
Inventories	236,994	273,491
Prepaid expenses	11,500	5,895
Due from related parties	42,953	40,126
Prepaid taxes and taxes recoverable	1,547	751
Total current assets	$353,195	$413,362

Non-current assets
Plant and equipment, net	10,076	13,824
Total Assets	$363,271	$427,186

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and taxes payable	35,914	44,188
Accrued liabilities and other payables	291	2,175
Customers advances and deposits	42,798	11,697
Due to related parties	604,597	500,608
Total current liabilities	$683,600	$558,668

Total Liabilities	$683,600	$558,668

Stockholders’ Equity
Common stock (3,000,000,000 shares authorized, 307,750,000 issued and outstanding at September 30, 2018 and December 31, 2017)	307,750	307,750
Additional paid in capital	-	-
Accumulated deficit	(643,306)	(445,673)
Accumulated other comprehensive income	15,227	6,441
Total Stockholders’ Deficit	(320,329)	(131,482)

Total Liabilities and Stockholders’ Equity	363,271	427,186

See accompanying notes to the unaudited financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months and nine months ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net revenues (related party revenue $0 and $0 for 2018 and 2017)	$45,454	$7,590	$73,427	$32,966
Cost of revenues	19,838	4,392	36,971	17,762
Gross profit	25,616	3,198	36,456	15,204

Selling, general and administrative expenses	64,446	99,856	238,327	197,964

Operating loss	(38,830)	(96,658)	(201,871)	(182,760

Other income (expenses):	-	-	1,475
Interest income	-	-	-	-
Interest expense	(91)	(199)	(91)	(400)
	(91)	(199)	1,384	(400)

Earnings before tax	(38,921)	(96,857)	(200,487)	(183,160)

Income tax	(2,854)		(2,854)	376

Net loss	$(36,067)	$(96,857)	$(197,633)	$(183,536)

Other comprehensive income:
Foreign currency translation gain	5,675	(1,339)	8,786	(3,483)

Comprehensive loss	$(30,392)	$(98,196)	$(188,847)	$(187,019)

Loss per share
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00
Basic and diluted weighted average shares outstanding	307,750,000	307,750,000	307,750,000	307,750,000

See accompanying notes to the unaudited financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine months ended September 30, 2018 and 2017

(Unaudited)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net loss	$(197,633)	$(183,536)
Depreciation of fixed assets	3,754	4,876
Increase in accounts and other receivables	(7,081)	(964)
Increase (decrease) in inventories	33,617	(14,870)
Increase (decrease) in advances and prepayments to suppliers	27,312	(9,938)
(Decrease) increase in accounts and other payables and accruals	(11,984)	5,683
Net cash used in operating activities	(152,015)	(198,749)

Cash flows from investing activities
Purchase of plant and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds of owners’ injection of capital	-	-
Borrowing and payments to related parties, net	109,858	127,025
Net cash provided by financing activities	109,858	127,025

Net decrease of cash and cash equivalents	(42,157)	(71,724)

Effect of foreign currency translation on cash and cash equivalents	2,159	1,120

Cash and cash equivalents–beginning of period	77,782	103,966

Cash and cash equivalents–end of period	$37,784	$33,361

Supplementary cash flow information:
Interest received	$-	$-
Interest paid	$(91)	$(400)
Income taxes paid	$-	$-

See accompanying notes to the unaudited financial statements

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

On April 11, 2018, the Company entered into share exchange agreement by and among DaXingHuaShang Investment Group Limited (“DIGLS”) and its shareholders: 1.) Yumin Lin, 2.) Gaosheng Group Co., Ltd. and 3.) China Kaipeng Group Co., Ltd whereby the Company issued 300,000,000 new shares of its common stock in exchange for all the outstanding shares in DIGLS. This transaction has been accounted for a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and DIGLS, the legal acquiree, is the accounting acquirer; accordingly, the Company historical statement of stockholders’ equity has been retroactively restated to the first period presented.

DIGLS was incorporated with limited liability in the Republic of Seychelles on July 4, 2016, with a share capital of $100,000 divided into 250,000,000 ordinary shares with $0.0004 par value. DIGLS wholly owns DaXingHuaShang Investment (Hong Kong) Limited (“DILHK”). DILHK was incorporated in Hong Kong on June 22, 2016 as an investment holding company with limited liability. DILHK was previously wholly owned by Mr. Yumin Lin. On November 11, 2016, Mr. Yumin Lin, transferred 100% of his ownership in DILHK to DIGLS. DILHK wholly owns Qianhai DaXingHuaShang Investment (Shenzhen) Co. Ltd. (“QHDX”) which was incorporated with limited liability on November 3, 2016 in the PRC as a wholly foreign-owned enterprise. QHDX wholly owns Dongguan City France Vin Tout Ltd. (“FVTL”). FTVL was incorporated on May 31, 2011 in the PRC with limited liability. FTVL was previously owned and controlled by Mr. Yumin Lin. FTVL has a license to sell foods up through September 10, 2022.  On November 20, 2016, Mr. Yumin Lin transferred his ownership in FTVL to QHDX for nominal consideration. The share transfers detailed above by and among Mr. Yumin Lin, DIGLS, DILHK, QHDX, and FVTL have been accounted for as a series of business combination of entities under common control; accordingly, the values in these financial statements reflect the carrying values of those entities, and no goodwill was recorded as a result of these transactions.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	September 30, 2018	December 31, 2017	September 30, 2017
Spot RMB: USD exchange rate	$0.1454	0.14415	$0.1507
Average RMB: USD exchange rate	$0.1536	0.15031	$0.1472

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

During the two years ended December 31, 2017 and the nine months ended September 30, 2018, the Company did not experience any delinquent or uncollectible balances; accordingly, the Company did not record any valuation allowance for bad debt during this period.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when is has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are alcoholic beverages; the selling price of alcoholic beverages tend to increase over time; however, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time. The Company did not experience an impairment on inventory during the nine months ended September 30, 2018.

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

Advertising

All advertising costs are expensed as incurred. Advertising expense for the three and nine months ended September 30, 2018 and September 30, 2017 were $0 and 0, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of September 30, 2018 and December 31, 2017, the Company reported accumulated deficits of $643,306 and $445,673, respectively. As of September 30, 2018, the Company had working capital deficit of approximately $330,405. In addition, the Company had net cash outflows of $152,015 from operating activities during the nine months September 30, 2018. These conditions continue to raise substantial doubt as to whether the Company will continue as a going concern.

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

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Gross accounts and other receivables	$22,417	$15,317
Less: Allowance for doubtful accounts	-	-
	$22,417	$15,317

NOTE 5 – INVENTORIES

Inventories consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Finished goods	$236,994	$273,491

NOTE 6 - EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

At Cost:
Equipment	62,376	63,512
Less: Accumulated depreciation
Equipment	52,300	49,688
	$10,076	$13,824

NOTE 7 - INCOME AND OTHER TAXES

The Company’s primary operations are in the PRC, and the Company is taxed in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

●	PRC tax rate is 25%.
●	Hong Kong tax rate is 16.5%
●	Seychelles is on permanent tax holiday
●	USA tax rate is 21%

The Company is registered the British Virgin Islands, which is a tax-exempt region.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for three months ended September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Income attributed to PRC operations	$(24,040)	$(56,705)
Loss attributed to Seychelles and HK	-	(25)
Loss attributed to US	(12,027)	(40,127)
Loss before tax	(36,067)	(96,857)

PRC Statutory Tax at 25% Rate	6,010	14,176
Effect of Seychelles, PRC, HK, deductions and other reconciling items	(6,010)	(14,176)
Income tax	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for three months ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
U.S. federal statutory income tax rate	21.0%	34.0%
Lower rates in PRC, net	-9.0%	-9.0%
Net operating losses in PRC and other jurisdictions	0.0%	0.0%
Unrecognized deferred tax benefit	-12.0%	-25.0%
The Company’s effective tax rate	0.0%	0.0%

On July 1,2018, the Company changed is taxpayer from a general VAT taxpayer, to that of taxpayer using the simplified calculation method. In accordance to the rules for general VAT taxpayer, and entity must present VAT payable using the net between the output VAT (at a rate of 16%) and the available input VAT amount (at the rate applicable to the supplier). Under the simplified calculation method, no input VAT is deductible and a uniform 3% levying rate applies.

NOTE 8- RELATED PARTY TRANSACTIONS

Amounts due from related parties as of September 30, 2018 and December 31, 2017 were $42,953 and $40,126, respectively.  These amounts were advances made to Mr. Yumin Lin, the Company’s Chief Executive Officer, for future travel expenses and general corporate expenses.

Amounts due to related parties as of September 30, 2018 and December 31, 2017:

		September 30, 2018	December 31, 2017
			(Restated)
Mr. Yumin Lin	Director, CEO, Shareholder	$482,663	$360,018
Mr. Sheng	Former Director of the Company	21,500	21,500
Ms. Qingmei Lin	Mr. Yumin Lin’s wife	21,805	25,902
Mr. Naiyong Luo	Director of DIGL	78,629	93,188
		$604,597	$500,608

The outstanding payables due to Mr. Yumin Lin are comprised of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

The amounts due to Mr. Xinlong Sheng are comprised of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

The amounts due to Ms. Qingmei Lin are for office rental expenses. The Company’s operating facilities are located within a building owned by Ms. Qingmei Lin.

The amounts due to Mr Naiyong Luo are payments received in advanced for future purchases of products.

NOTE 9 – LEASE COMMITMENTS

The Company has a non-cancelable operating lease agreement with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, PRC. The term of the lease is from May 1, 2017 to April 30, 2027. The monthly rent expense was $3,811 (RMB 25,000), but effective as of May 1, 2018 was lowered to $2,323 (RMB15,000) based on agreement between Ms. Qingmei and Company. The total rental rent expense for nine months ended September 30, 2018 and 2017 was $26,877 and $19,581 respectively. The agreement does not call for a rental deposit or equivalent.

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

Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC. As alcoholic beverages are considered a luxury item, they may be subject to political pressure and risks. The PRC government has from time to time limited the amount of import of foreign alcoholic beverages based on their relationships with those foreign countries. The Company’s results of operations may be materially adversely affected if it is unable to procure such products at all or in smaller quantities because the PRC government has limited the amount of imports.

Inflation risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the Company’s financial statements; however, significant increases in the price of wine and liquors that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

Concentrations risks

During the nine months ended September 30, 2018 and in fiscal year 2017, the Company had a concentration of risk in its supply of raw materials as one vendor supplied all of the Company’s purchases for finished goods inventory.

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

NOTE 12 - CORRECTION OF ERROR

During the nine months ended September 30, 2018, management discovered an error in its audited December 31, 2017 balance sheet. An amount $93,188 due to Mr. Naiyong Luo was not properly disclosed as a due to related party. The table below shows the original and restated figures for the year ended December 31, 2017:

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

We engage in the retail and wholesale distribution of a wide spectrum of wine products in Dongguan City, Guangdong Province since 2011. We offer a variety of wine products including dry red wine, dry white wine, rose wine, sweet wine and etc.

Our main store located in Humen Town, Dongguan City.

Currently, eight stores are approved to use our brand name: ‘FVT ARTS WINERY’ in different regions of China, and are located in Guangzhou, Shenzhen, Zhangjiajie, Zhuzhou, Huayin and Dongguan. These stores are licensed to use our trade name and we provide them with our products and marketing support.

Since 2011, we have been cultivating strategic partnerships with various organizations to strengthen and extend our business. We have partnered with Shenzhen Institute of Tsinghua University since 2011 to help us develop an innovative management, operating model and franchising model. In 2011, we became a member of the Guangdong Provincial Liquor Industry Association and won the Excellent Marketing Agency of the Year award by the Guangdong Provincial Liquor Industry Association in 2012.

Results of Operations

	Three months ended September 30,
	2018	2017	Change
Revenue	$45,454	$7,590	$37,864
Cost of revenue	19,838	4,392	15,446
Gross profit	25,616	3,198	22,418
Gross profit (%)	56%	42%

Operating expense	64,446	99,856	(35,410)
Other income(expense)	(91)	(199)
Provision for income taxes	(2,854)	-
Foreign currency translation gain	5,675	(1339)
Comprehensive loss	$(30,392)	$(98,196)	$67,804

Revenue

Net revenues totaled $45,454 for three months ended September 30, 2018, an increase of $37,684 from $7,590 as compared to the three months ended September 30, 2017. The increase was primarily due to the result of normal fluctuation of sales.

Cost of revenue

Cost of revenue totaled $19,838 for three months ended September 30, 2018, an increase of $15,446 from $4,392 as compared to the three months ended September 30, 2017. Our cost of revenues consists primarily of purchases of finished goods which are carried as inventory until they are sold.

Gross profit

Gross profit margin were 56% and 42%, and gross profits were $25,616 and $3,198 for the three months ended September 30, 2018 and 2017, respectively.

Operating expenses

General and administrative expenses totaled $64,446 for the three months ended September 30, 2018, a decrease of $35,410, as compared to $99,856 for the three months ended September 30, 2017. The decrease was primarily a result of the decrease in general and administrative expense related to reporting and maintenance costs of being a publicly listed company.

Net loss

Net loss totaled $30,392 for three months ended September 30, 2018, a decrease of $67,804 compared to 2017, primarily as the result of a decrease in operating expenses.

Liquidity and Capital Resources

Working Capital

	September 30, 2018	December 31, 2017	Change

Total current assets	$353,195	$413,362	$(60,167)
Total current liabilities	669,463	558,668	110,795
Working capital	$(316,268)	$(145,306)	$(170,962)

As of September 30, 2018, we had cash and cash equivalents of $37,784, we have financed our operations primarily though borrowings from our related party. The change in working capital was primarily from an increase in due to related parties of $170,962.

Cash Flows

	Nine months Ended September 30,
	2018	2017	Change
Cash Flows used in Operating Activities	$(152,015)	$(198,749)	$46,734
Cash Flows used in Investing Activities	-	-	-
Cash Flows provided by Financing Activities	109,858	127,025	(17,166)
Net Decrease in Cash During Period	$(42,157)	$(71,724)	$29,568

Cash Flow from Operating Activities

For nine months ended September 30, 2018 net cash flows used in operating activities consisted of a net loss of $152,015 and was reduced by depreciation of $3,754, and a net change of operating assets and liabilities of $46,734. For nine months ended September 30, 2017, net cash flows provided in operating consisted of a net loss of $198,749 and was reduced by depreciation of $4,876 and a net change of operating assets and liabilities of ($20,089).

Cash Flow from Financing Activities

Net cash provided by financing for the nine months ended September 30, 2018 was $109,858 as compared to $127,025 net cash provided by financing activities for nine months ended September 30, 2017. The net cash provided by financing activities was mainly attributable to borrowings and advances from related parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the three months ended September 30, 2018

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

Fortune Valley Treasures, Inc.

Date: November 14, 2018	By:	/s/ Yumin Lin
Yumin Lin
Chief Executive Officer
(Principal Executive Officer)

