Form 10-K
period 2018-12-31
Fortune Valley Treasures, Inc.
filed 2019-04-02
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

FORTUNE VALLEY TREASURES, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	000-55555	32-0439333
(State or other Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

No.10 of Tuanjie 2nd Road, Beice,

Humen, Dongguan, China, 518000

(Address of Principal Executive Offices) (Zip Code)

(86) 76982268999

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 28, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	307,750,000

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of working capital to meet our requirements;
●	Actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities;
●	Changes in our business strategy or development plans;
●	The availability of additional capital to support capital improvements and development;
●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC; and
●	The availability of new business opportunities.

This Annual Report on Form 10-K should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K and should be evaluated with consideration of any changes occurring after the date of this Annual Report on Form 10-K. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “Company,” “FVTI,” “we,” “us” and “our” are references to Fortune Valley Treasures, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

Item 1. Business

Company Background

Fortune Valley Treasures, Inc. (“FVTI” or the “Company”), formerly Crypto-Services, Inc. (“CRYT”), was incorporated in the State of Nevada on March 21, 2014. We were initially incorporated to offer users with up-to-date information on digital currencies worldwide online.

On July 22, 2015, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State changing its name from Crypto-Services, Inc. to Fortune Valley Treasures, Inc.

As previously reported in a Current Report on Form 8-K filed on December 14, 2016, we entered into a Sale and Purchase Agreement (the “Original Agreement”) with DaXingHuaShang Investment Group Limited (“DIGL”) and its shareholders, Mr. Yumin Lin, Gaosheng Group Co., Ltd. and China Kaipeng Group Co., Ltd. to acquire 100% of the shares and assets of DIGL, a company incorporated under the laws of the Republic of Seychelles. Pursuant to the Original Agreement, FVTI had agreed to issue Three Hundred Million (300,000,000) shares of common stock of FVTI to the existing stockholders of DIGL to acquire 100% of the shares of DIGL.

On December 14, 2016, in anticipation of the reverse merger between the Company and DIGL, Shen Xinlong resigned from the position of President, Secretary and Treasurer but remained on the Board as a Director. Additionally, the Company announced the appointment of Mr. Yumin Lin to the Board of Directors, and as President, Secretary and Treasurer.

On April 11, 2018, the Company entered into a termination agreement (“Termination Agreement”) with DIGL, terminating the Original Agreement and all transactions contemplated under the Original Agreement.

On April 11, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) to acquire 100% of the outstanding equity securities of DIGL. Pursuant to the Agreement, the Company agreed to issue 300 million (300,000,000) shares of common stock, par value $0.001 of the Company to the existing stockholders of DIGL to acquire 100% outstanding equity securities of DIGL (the “Share Exchange”). The Share Exchange closed on April 19, 2018

Immediately following the Share Exchange, the business of DIGL became our business. DIGL is engaged in the business of retail and wholesale of imported wine products in China. We now own all of the issued and outstanding shares of DIGL, which owns all of the equity capital of DaXingHuaShang Investment (Hong Kong) Limited, Qianhai DaXingHuaShang Investment (Shenzhen) Co. Ltd., and Dongguan City France Vin Tout Ltd.

On March 1, 2019, we executed a Sale and Purchase Agreement (the “SP Agreement”) to acquire 100% of the shares and assets of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction contemplated in the SP Agreement was closed on March 1, 2019.

Pursuant to the SP Agreement, the Company has issued one hundred (100) shares of the Company’s common stock to JJGS to acquire 100% of the shares and assets of JJGS for a cost of US$150 reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of JJGS. Both parties agreed that this share issuance by the Company represents payment in full of US$150. Upon Closing, JJGS became the Company’s wholly owned subsidiary. We now own all of the issued and outstanding shares of JJGS, which owns all of the equity capital of Jiujiu (HK) Industry Ltd. and Jiujiu (Shenzhen) Industry Ltd. Currently, JJGS, Jiujiu (HK) Industry Ltd. and Jiujiu (Shenzhen) Industry Ltd. do not have any operations or active business, nor do they have any assets.

Currently, we are engaged in the retail and wholesale wine product business in Dongguan City, Guangdong Province. Our office is located at No.10 of Tuanjie 2nd Road, Beice, Humen, Dongguan, 518000, China. Our telephone number is: +(86) 76982268999

4

We offer a variety of wines such as dry red wine, dry white wine, rosé wine, and sweet wine. Currently we sell about 40 different brands of wine, most of which are imported from France and Spain.

Below is a list of the most popular products we are selling—

Name	Photo	Origin	Alcohol content

Le Petit Tour		France	13%

Los Beceux		Spain	12%

Sorlada		Spain	12%

Lapso	Chile	13%

Saint Martin	France	12.5%

Seguelongue	France	13%

Saint Emilion	France	13%

6

We have put significant efforts in developing and promoting our brand name in different regions of China. We adopt two sales models– wholesales to distributors and bulk sales to customers. We diversify our portfolio of distributors to maximize our sales turnover and profits in general. Our distributors include stores, wine shops, regional non-exclusive agents and regional exclusive agents. There are 151 regional exclusive agents and regional non-exclusive agents authorized to sell our products throughout China. For regional exclusive agents, our company grants them exclusive distribution rights in certain geographical territory. For non-exclusive agents, we serve as their supplier and they purchase our products at a higher price than the regional exclusive agents do.

After seven years of development, we have cultivated business relationships and achieved recognitions with different organizations over the years, which has improved our business and management efficacy. Specifically, we have been collaborating with Shenzhen Institute of Tsinghua University since 2011, who has been helping us develop innovative management model, operating model and franchising model. Our Company has been a member of Guangdong Provincial Liquor Industry Association since 2011 and was awarded “Excellent Marketing Agency of the Year” in 2012.

Our store is located in Humen Town, Dongguan City. It is a six-floor building containing a total floor area of 1200 square meters. We use the first floor exclusively for displaying our sample products. We use the remaining five floors as our Company’s conference room, offices and storage. Our friendly and knowledgeable staff members on the first floor strive to cultivate long-term relationships with customers, helping them make informed purchase decisions.

Business Plan

Our business plan is to extend our market shares through acquiring quality wine producers and wine importers. Through such business plan, we believe: (i) we can increase our customer base and obtain more wine supply channels; (ii) such acquisitions will help us obtain more skilled employees and business connections in the Chinese wine industry.

We consider following factors when evaluating quality acquisition targets: (i) the costs involved in an acquisition; (ii) the financial performance of the target; (iii) the reputation of the target in the wine industry; (iv) the target’s existing customer base; (v) the target’s suppliers; (vi) the expertise and experience of the target’s employees; and (vii) the wine cellar management and inventory condition of the target.

Our management believes that successful acquisitions will bring synergies to our business and enhance our shareholders’ value.

Government Regulations

We operate our business in China under a legal regime consisting of the National People’s Congress, which is the country’s highest legislative body, the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority, including the Ministry of Industry and Information Technology, State Administration For Industry & Commerce, State Administration of Taxation and their respective local offices. This section summarizes the principal PRC regulations related to our business.

Type	Name	Effective Date	Content
President Order 21 of 2015	Food Safety Law	2015/10/01	The Food Safety Law is the foundational law and the most important food safety law for alcoholic products in China. A great majority of wine regulations are drafted in conformity to the requirements of this law.

AQSIQ Order 144 of 2011	Measures for Administration of Imported/Exported Food Safety	2012/3/1	This rule oversees the safety of imported and exported food.

CFDA Order 16 of 2015	Measures for Administration of Food Production Licensing	2015/10/01	This rule requires all food producers in China to procure a production license.

AQSIQ Order 27 of 2012	Administrative Provisions on Inspections and Supervisions of Labeling of Imported/Exported Pre-packaged Foods	2012/6/1	This rule provides guidelines that governs all pre-packaged foods.

AQSIQ Order 55 of 2012	Administrative Provisions on Filing of Importers and Exporters of Imported Foods	2012/10/1

This rule provides the guidelines for imported food inspection procedures, including investigation of food importers and exporters, tracking of the source and flow of imported foods and handling of imported food safety inspections.

AQSIQ Order 55 of 2012	Administrative Provisions on Recording of Import and Marketing of Imported Foods	2012/10/1	This rule governs the domestic circulation of imported food.

	Measures for Administration of Imported Alcohol in Domestic Market	1997/9/9	This rule governs the administrative procedure involved in regulating imported alcohol in Chinese market, promulgated by a variety of Chinese agencies such as the State Economic and Trade Commission, the State Administration for Industry and Commerce, and the Customs General Administration.

AQSIQ Notice on Dec 23 2004	Rules for Inspection on Production Licensing of Wines and Fruit Wines	2005/1/1	This is a rule setting up the inspection procedures on production licensing of wines and fruit wines.

AQSIQ Order 78 of 2005	Geographical Indication Product Protection Regulation	2005/7/15	This is a regulation that protects China’s geographical indication products. It regulates the use of geographical indication product names and trademarks while safeguarding the quality of geographical indication products.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely primarily on a combination of trademark and trade secret laws to establish and protect our proprietary rights. We do not rely on third-party licenses of intellectual property for use in our business.

We currently have two registered trademarks in China. Our current Chinese trademarks will expire in 2022.

Trademark Number	Issue Date	Expiration Date*	Trademark Title

9680266	2012.08.21	2022.08.20	法蓝图

9680456	2006.03.14	2022.08.20

Employees

As of April 2, 2019, the Company has 18 full time employees. All employment contracts comply with PRC law. The Company believes its relationship with its employees is good.

WHERE YOU CAN FIND MORE INFORMATION

The registrant is subject to the requirements of the Exchange Act, and files reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the public reference room maintained by the SEC at its Public Reference Room, located at 100 F Street, N.E. Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at (800) SEC-0330. In addition, we are required to file electronic versions of those materials with the SEC through the SEC’s EDGAR system. The SEC also maintains a website at http://www.sec.gov, which contains reports, proxy statements and other information regarding registrants that file electronically with the SEC.

Item 1a. Risk Factors

Not required from a smaller reporting company.

Item 1b. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company entered into a lease agreement with Ms. Qingmei Lin on May 1, 2018, to lease approximately 1200 square meters of office space located in No. 10, Tuanjie 2nd Road, Hetaogang, Beizha Community, Humen Town, Dongguan City, China. The lease agreement will expire on April 30, 2027. The original monthly rent expense was $3,811 (RMB 25,000). Effective as of May 1, 2018, the monthly rent expense was lowered to $2,323 (RMB15,000) based on a written agreement between Ms. Qingmei and Company. The total rental expenses for the years ended December 31, 2018 and 2017 were $33,317 and $31,707, respectively. The lease agreement did not require a rental deposit.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common stock. Our common stock trades on the OTCQB marketplace under the symbol “FVTI”. The OTCQB marketplace is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Stockholders of Record

307,750,000 shares of common stock were issued and outstanding as of March 28, 2019. They were held by approximately 381 shareholders of record.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its common stock.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities By the Issuer and Affiliated Purchasers.

None.

Item 6. Selected Financial Data

Not applicable to a smaller reporting company.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto.

Results of Operations

	Years Ended December 31,				Change
	2018		2017
Revenue	$95,849	100.0%	$260,973	100.0%	$(165,124)	(63.3)%

Cost of revenue	46,497	48.5%	134,728	51.6%	(88,231)	(65.5)%
Gross profit	49,352	51.5%	126,245	48.4%	(76,893)	(60.9)%
				0.0%	0
Operating expense	315,437	329.1%	311,085	119.2%	4,352	1.4%
Other income(expense)	847	0.9%	177	0.1%	670	378.5%
income taxes	(2,814)	(2.9)%	2,833	1.1%	(5,647)	(199.3)%
Net loss	$(262,424)	(273.8)%	$(187,496)	(71.8)%	$(74,928)	(40.0)%

Revenue

Net revenues totaled $95,849 for the year ended December 31, 2018, a decrease of $165,124 compared to that of 2017. This is a 63.3% decrease in net revenues compared to that of 2017. Such decrease was primarily due to a decrease in sales from $139,990 to $46,585 with related parties, and a decrease in sales from $165,124 to $93,405 with non-related parties.

Cost of revenue

Cost of revenue totaled $46,497 for the year ended December 31, 2018, which is a decrease of $88,231 compared to that of 2017. Such decrease is due to a decrease in our revenue and hence a decrease in our supplies procurement. Our cost of revenues consisted mainly of supplies procurement.

Gross profit

Gross profit was $49,352 and $126,245 for the year ended December 31, 2018 and 2017, respectively. The decrease in gross profit was due to a decrease in our revenue in the fiscal year 2018.

Operating expenses

General and administrative expenses totaled $315,437 for the year ended December 31, 2018, which is an increase of $4,352 compared to that of 2017. The increase was primarily due to an increase in expense for professional services.

Net loss

Net loss totaled $262,424 for the year ended December 31, 2018, which is an increase of $74,928 compared to that of 2017. Such increase was due to a decrease in our revenue.

Liquidity and Capital Resources

Working Capital

	December 31,
	2018	2017	Change

Total current assets	$338,305	$413,362	$(75,057)
Total current liabilities	735,342	558,668	176,674
Working capital	$(397,037)	$(145,306)	$(251,731)

As of December 31, 2018, we had cash and cash equivalents in an amount of $29,999. To date, we have financed our operations primarily though borrowings from related parties. The change in working capital was primarily from an increase in due from our related parties.

Cash Flows

	Years Ended December 31,
	2018	2017	Change
Cash Flows (used in) generated in Operating Activities	$(230,379)	$(279,270)	$48,892
Cash Flows used in Investing Activities	-	-	-
Cash Flows provided by(used in) Financing Activities	182,417	254,712	(72,295)
Net (decrease) increase in Cash During Period	$(47,962)	$(24,558)	$(23,404)

Cash Flow from Operating Activities

Net cash flow used in operating activities for the year ended December 31, 2018 was $230,379 as compared to that of $279,270 in 2017. The Company experienced an overall net loss of $262,424, this was partially offset by a decrease in inventory of $33,816, other working capital account balances remained stable during the period.

Cash Flow from Financing Activities

Net cash flow provided by financing activities was $182,417 for the year ended December 31, 2018, compared to that of $254,712 in 2017. The Company’s net cash flow provided by financing activities consisted mainly of borrowings from our CEO and Director Mr. Yumin Lin, who is a related party to our Company. Our decrease in net cash flow provided by financing activities was due to our decreased borrowings from Mr. Yumin Lin.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

Item 8. Financial Statements And Supplementary Data

The consolidated financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

Item 9. Changes in And Disagreements With Accountants on Accounting And Financial Disclosure

None.

Item 9a. Controls And Procedures

Evaluation of Disclosure Control and Procedures.

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO Mr. Yumin Lin, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Apply to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO Mr. Yumin Lin, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2018. Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2018. The principal basis for this conclusion is failure to engage sufficient resources in regards to our accounting and reporting obligations.

Attestation Report of Registered Public Accounting Firm

This prospectus does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

Changes in internal control over financial reporting.

As reported on the Form 8-K filed by the Company with the SEC on November 22, 2018, the Company’s director, Mr. Xinlong Shen, resigned on November 21, 2018.

Other than the foregoing, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, address, age and titles of our executive officers and director are as follows:

Name & Address	Age	Title	Date of First Appointment
Lin Yu Min	51	Chairman of the Board, Chief Executive Officer, President, Treasurer, and Secretary	December 14, 2016
Shen Xinlong (1)	37	Director	December 14, 2016

(1) On November 21, 2018, Mr. Shen Xinlong resigned from his position as a director.

Lin Yu Min, age 51, is the Chairman, CEO, President, Secretary and Treasurer of our Company. From July 1987 to April 1992 Mr. Lin worked as a manager at the LuChengXinChao Furniture Factory. From April 1992 to April 1999 he was a manager at the Shangying Business Development Company in Guangdong, China and from April 1993 to April 1999 he worked to establish the Huizhou Branch of Shangying Business Development Company located in Guangdong. He was the company’s operations manager and was also responsible for selling construction steel products. From April 1999 to May 2011 he was the General Manager of the Dongguan Saite Building Material Company. From May 2011 to the present he has served as chairman to Dongguan France Vin Tout Co., Ltd., located in Dongguan, Guangdong, China. Additionally, from November 2015 to the present, he has served as chairman at the Shenzhen DaxingHuashang Liquor Culture Company in the Nanchang District, Shenzhen, China.

Xinlong Shen, age 37, has more than 10-year experience in electronic appliances trading and marketing field in several China-based enterprises. He graduated in 2003 from Xidian University in China with a bachelor degree in management and major in business administration. In July 2003, Mr. Shen started his first career as Overseas Sales in Shenzhen Yu Ou Electronics Co., Ltd., which produces and sells consumer electronics such as DVD and MP3 players. In August 2005, he worked as an Overseas Trade Manager in Shenzhen Richtec Industry Co., Ltd., which is a high-tech corporation and a global exporter and manufacturer specializing in developing, producing and marketing home theater systems, iPod/Mp3/mobile speakers and car speakers. In January 2008, he worked as an Overseas Trade Manager in Shenzhen Zhongmeipeng Industry Co., Ltd., which is an integrated trading company producing industrial products and consumer electronics. As Overseas Trade Manager in these two firms, Mr. Shen was responsible for leading the marketing team to conduct overseas marketing for the company’s products. From December 2013 to September 2014, Mr. Shen served as Vice President in Shenzhen Boao Asset Management Consulting Service Co., Ltd., which is a financial consulting firm providing professional financial services including asset management and financial planning services to clients. In order to solve clients’ financial issues, he was dedicated to offer comprehensive, integrated and tailor-made in-depth financial advisory services. From September 2014 to present, Mr. Shen has served as Chairman of the Board in Qianhai Shenzhen Xinzilong Media Co., Ltd., which specializes in production of film, video and media and entertainment programs. In addition, the Company manages various events ranging from cultural activities to conferences and exhibitions and provides advisory services. Mr. Shen is responsible for managing media production and sales and marketing. Moreover, he gives professional advice to clients related to branding, marketing and advertising. Since November 2014, Mr. Shen has served as Vice Chairman in Chinacom Investment Association, which was mutually found by Chinese merchants and entrepreneurs. It aims at providing integrated information platform service to facilitate communication between association members and government departments and bilateral and multilateral trade and investment activities.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Our sole director is not independent under the applicable standards.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, except as described below, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time. The entire Board of Directors oversees our audits and auditing procedures. Our sole director is not an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.

Compensation Committee

We have no separate compensation committee at this time. The entire Board of Directors oversees the functions, which would be performed by a compensation committee.

Code of Ethics

The Company did not adopt a Code of Ethics.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and each of our other officers for the year ended December 31, 2018 and the period ended December 31, 2017.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Xilong Shen	2017	-	-	-
Director

Yumin Lin	2017	10,489
President, CEO,	2018	17,497
Secretary, CFO,
Director

Xilong Shen was appointed as President, CEO, Secretary, CFO and director on August 3, 2016. He resigned from all the positions except director on December 14, 2016. On November 21, 2018, Mr. Shen Xinlong resigned from his position as a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 28, 2019, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Officers and Directors

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent
Common Stock	Yumin Lin 19F, Lianhe Tower, 1069 Nanhai Ave, Nanshan District,Shenzhen, 518000, China	18,000,000	5.85%
Officers and Directors as a Group(1person)		18,000,000	5.85%

Greater than 5% Shareholders

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent
Common Stock	Gaosheng Group Co.,Ltd. Luo Nai Yong (Beneficial Owner) Second Floor, Capital City Independence Avenue Mahe Victoria Seychelles	89,953,274	29.23%
Common Stock	China Kaiping Group CO., Ltd. Ma Hui Jun (Beneficial Owner) Second Floor, Capital City Independence Avenue Mahe Victoria Seychelles	153,000,000	49.72%

The percent of class is based on 307,750,000 shares of common stock issued and outstanding as of March 28, 2019.

Item 13. Certain Relationships, Related Transactions and Director Independence

The Company sold its wine and liquor products to Mr. Naiyong Luo in the amounts of $41,565 and $139,990 for the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company had a customer deposit from Mr. Luo in the amount of $78,639. These sales occurred in the normal course of business. Mr. Luo is a shareholder of Gaosheng Group Co., Ltd., the prior owner of DIGL.

The Company sold its wine and liquor products to Mr. Hongwei Ye in the amounts of $5,020 and $0 for the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company had a customer deposit from Mr. Ye in the amount of $25,719. These sales occurred in the normal course of business.

The Current CEO, Mr. Yumin Lin, settled the loan amount $21,500 due to the former CEO Mr. Sheng on behalf of the Company. During the year ended December 31,2018 Mr. Yumin Lin also extended a loan of $532,561 to the Company for working capital purposes. As of December 31, 2018, the note payable due to Mr. Yumin Lin amounted to $554,061. These notes were unsecured, non-interest bearing and due on demand. The imputed interest on these notes was deemed immaterial.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that were billed for the audit and other services for the fiscal year ended December 2018 and 2017.

	2018	2017
Audit Fees	50,177	55,850
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	-	-

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that is reasonably related to the performance of the audit or review of our financial statements and is not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees that were paid to the auditors with respect to 2018 were pre-approved by the entire Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

(1) All financial statements

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(3) Exhibits

Number	Description
2.1*	Share Exchange Agreement, dated April 6, 2018, by and among FVTI, DKTI and Yumin Lin. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 19, 2018)
2.2*	Termination Agreement, dated April 6, 2018, by and among FVTI, DKTI and Yumin Lin. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 19, 2018)
3.1*	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014)
3.2*	Bylaws (incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S- as amended filed with the SEC on December 5, 2014).
31.1**	Certification of Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
31.2**	Certification of Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	Previously filed
**	Filed herewith
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2019	FORTUNE VALLEY TREASURES, INC.

	By:	/s/ Yumin Lin
	Name:	Yumin Lin
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Fortune Valley Treasures, Inc.

Consolidated Financial Statements

For the year ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Fortune Valley Treasures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortune Valley Treasures, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern Management's plans in regards to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since December 4, 2017

San Mateo, California

April 1, 2019

Fortune Valley Treasures, Inc.

Consolidated Balance Sheets

At December 31, 2018 and 2017

	2018	2017
Assets
Current assets
Cash and cash equivalents	$29,999	$77,782
Accounts and other receivable, net	7,706	15,317
Inventories	236,175	273,491
Prepaid expenses	8,000	5,895
Due from related parties	54,344	40,126
Prepaid taxes and taxes recoverable	2,081	751
Total current assets	$338,305	$413,362

Non-current assets
Plant and equipment, net	9,809	13,824
Total Assets	$348,114	$427,186

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and taxes payable	48,282	44,187
Accrued liabilities and other payables	291	2,175
Customers advances and deposits	-	11,697
Due to related parties	686,769	500,609
Total current liabilities	$735,342	$558,668

Total Liabilities	$735,342	$558,668

Stockholders’ Deficit
Common stock (3,000,000,000 shares authorized, 307,750,000 issued and outstanding at December 31, 2018 and 2017)	307,750	307,750
Accumulated deficit	(708,097)	(445,673)
Accumulated other comprehensive income	13,119	6,441
Total Stockholders’ Deficit	(387,228)	(131,482)

Total Liabilities and Stockholders’ Deficit	348,114	427,186

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years ended December 31, 2018 and 2017

	2018	2017

Net revenues (related party revenue $46,585 and $139,990 for 2018 and 2017)	$95,849	$260,973
Cost of revenues	46,497	134,728
Gross profit	49,352	126,245

Operating expenses:
General and administrative expenses	315,437	311,085

Operating loss	(266,085)	(184,840)

Other income	1,442	-
Interest income	104	177
Interest expense	(699)	-
	847	177

Loss before tax	(265,238)	(184,663)

Income tax	(2,814)	2,833

Net loss	$(262,424)	$(187,496)

Other comprehensive income:
Foreign currency translation gain (loss)	6,677	(489)

Comprehensive loss	$(255,747)	$(187,985)

Loss per share
Basic and diluted earnings per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,000	307,750,000

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years ended December 31, 2018 and 2017

					Accumulated
					other
	No. of	Common	Paid in	Retained	comprehensive
	Shares	Stock	capital	earnings	income	Total
Balance as of January 1, 2017	7,750,000	7,750	71,299	(63,469)	-	15,510
Recapitalization	300,000,000	300,000	(128,952)	(194,708)	6,930	(16,730)
Capital contribution by owners	-	-	57,723	-	-	57,723
Net loss	-	-	-	(187,496)	-	(187,496)
Foreign currency translation adjustment	-	-	-	-	(489)	(489)
Balance as of December 31, 2017	307,750,000	307,750	-	(445,673)	6,441	(131,482)
Net loss	-	-	-	(262,424)	-	(262,424)
Foreign currency translation adjustment	-	-	-	-	6,677	6,677
Balance as of December 31, 2018	307,750,000	307,750	-	(708,097)	13,119	(387,228)

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net loss	$(262,424)	$(187,496)
Depreciation of fixed assets	3,926	6,776
Increase in accounts and other receivables	(4,294)	(3,630)
(Decrease)/increase in inventories	33,816	(125,205)
Increase in advances and prepayments to suppliers	(3,504)	(2,324)
Increase in accounts and other payables	2,100	32,608
Net cash used in operating activities	(230,379)	(279,271)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds of owners’ injection of capital	-	11,629
Borrowing and payments to related parties, net	182,417	243,083
Net cash provided by financing activities	182,417	254,712

Net decrease of cash and cash equivalents	(47,962)	(24,558)

Effect of foreign currency translation on cash and cash equivalents	178	1,626

Cash and cash equivalents–beginning of period	77,782	103,966

Cash and cash equivalents–end of period	$29,999	$77,782

Supplementary cash flow information:
Interest received	$104	$177
Interest paid	$699	$-
Income taxes paid(received)	$(2,814)	$2,833

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

On April 11,2018, the Company entered into share exchange agreement by and among DaXingHuaShang Investment Group Limited (“DIGLS”) and its shareholders: 1.) Yumin Lin, 2.) Gaosheng Group Co., Ltd. and 3.) China Kaipeng Group Co., Ltd whereby the Company newly issued 300,000,000 shares of its common stock in exchange for all the outstanding shares in DIGLS. This transaction has been accounted for a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and DIGLS, the legal acquiree, is the accounting acquirer; accordingly, the Company historical statement of stockholders’ equity has been retroactively restated to the first period presented.

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

Entity Name	Incorporation date	Entity Owned By	Nature of Operation	Country of Incorporation
DaXingHuaShang Investment Group Limited (“DIGLS”)	July 4,2016	FVTI	Investment holding	Republic of Seychelles
DaXingHuaShang Investment (Hong Kong) Ltd (“DILHK”)	June 22, 2016	DIGLS	Investment holding	Hong Kong, China
Qianhai DaXingHuaShang Investment (Shenzhen) Co. Ltd. (“QHDX”)	November 3, 2016	DILHK	Investment holding	China
Dongguan City France Vin Tout Ltd., (“FVTL”)	May 31, 2011	QHDX	Trading of wine	China

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	December 31,	December 31,
	2018	2017
Spot RMB: USD exchange rate	$0.1454	$0.1480
Average RMB: USD exchange rate	$0.1514	$0.1524

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

During the years ended December 31, 2018, the Company had not experienced any delinquent or uncollectible balances; accordingly, the Company did not record any valuation allowance for bad debt during this period.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when is has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are alcoholic beverages; the selling price of alcoholic beverages tend to increase over time; however, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time. The Company did not experience any impairment on inventory during the years ended December 31, 2018 and 2017.

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

Office equipment	7-20 years

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

Advertising

All advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2018 and 2017, were $0 and 0, respectively.

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

Recent accounting pronouncements

In January 2017, the FASB issued guidance, which amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. The Company has early adopted this guidance in the fourth quarter of fiscal year 2018. The implementation of this guidance did not have a material impact on the Consolidated Financial Statements.

In February 2018, the FASB issued guidance, which eliminates the stranded tax effects in other comprehensive income resulting from the TCJA. Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. The Company is currently evaluating the timing and the impact of this guidance on the Consolidated Financial Statements. In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. The Company is currently evaluating the timing and impact of this guidance on the Consolidated Financial Statements.

In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows. The guidance requires entities to present the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company is required to adopt the guidance retrospectively in the first quarter of fiscal year 2019. Earlier adoption is permitted. The Company will adopt this guidance in the first quarter of fiscal year 2019. The Company expects that the implementation of this guidance will not have a material impact on its Consolidated Financial Statements.

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

Unless otherwise stated, the Company is currently assessing the above the accounting pronouncements and their potential impact from their adoption on the financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the years ended December 31, 2018 and 2017, the Company reported net losses of $262,424 and $187,496, respectively. As of December 31, 2018, the Company had working capital deficit of approximately $397,037. In addition, the Company had net cash outflows of $230,379 from operating activities during the years ended December 31, 2018. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

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

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Gross accounts and other receivables	$7,678	$15,317
Less: Allowance for doubtful accounts	-	-
	$7,678	$15,317

All accounts and other receivables have been outstanding for less than 365 days. Included in the balance for 2017 was an amount of $6,799 owed by a third-party vendor for shipment of wine that was never delivered; the amount was refunded to the Company on January 11, 2018. The Company’s general manager received funds totaling $6,995 on behalf of the Company for products sold to costumers; this balance has been recorded as other receivables and occurred in the normal course of business.

NOTE 5 – INVENTORIES

Inventories consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Finished goods	$236,175	$273,491

NOTE 6 - EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2018 and 2017:

	2018	2017
At Cost:
Equipment	62,385	63,512
Less: Accumulated depreciation
Equipment	52,576	49,688
	$9,809	$13,824

The Company did not purchase any equipment during the years ended December 31, 2018 and 2017. Changes in the cost of equipment are related to differences in foreign currency rates at different reporting periods. Depreciation expenses translated at the average exchange rates for the years ended December 31, 2018 and 2017 were $3,926 and $6,776 respectively.

NOTE 7 - INCOME TAXES

The Company’s primary operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

●	PRC tax rate is 25%.
●	Hong kong tax rate is 16.5%
●	Seychelles is on permanent tax holiday

The Company is registered the British Virgin Islands, which is a tax-exempt region.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2018 and 2017:

	2018	2017
Loss attributed to PRC operations	$(162,259)	$(40,745)
Loss attributed to Seychelles and HK	(82)	(1,288)
Loss attributed to US	(102,897)	(142,630)
Loss before tax	(265,238)	(184,663)

PRC Statutory Tax at 25% Rate	(40,565)	(10,186)
Effect of Seychelles, PRC, HK, deductions and other reconciling items	37,751	13,019
Income tax	$(2,814)	$2,833

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2018 and 2017:

	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%
Higher rates in PRC, net	4.0%	4.0%
Net operating losses in PRC and other jurisdictions	-23.9%	-26.5%
The Company’s effective tax rate	1.1%	-1.5%

On July 1,2018, the Company changed its status from a general VAT taxpayer to simplified calculation method Taxpayer. In accordance to the rules for general VAT taxpayer, and entity must present VAT payable using the net between the output VAT (at a rate of 16%) and the available input VAT amount (at the rate applicable to the supplier). Under the simplified calculation method, no input VAT is deductible and a uniform 3% levying rate applies.

NOTE 8- RELATED PARTY TRANSACTIONS

Amounts due to related parties as of December 31, 2018 and 2017:

		2018	2017
Mr. Yumin Lin	President, CEO, Secretary, CFO, Director	$554,061	$360,018
Mr. Sheng	Former Director of the Company	-	21,500
Ms. Qingmei Lin	Mr. Yumin Lin’s wife	28,350	25,902
Mr. Naiyong Luo	Director of DIGL	78,639	93,189
Mr. Hongwei Ye		25,719
		$686,769	$500,609

The outstanding payables due to Mr. Yumin Lin are comprised of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

The amounts due to Ms. Qingmei Lin are for office rental expenses. The Company’s operating facilities are located within a building owned by Ms. Qingmei Lin.

The Company sold its wine and liquor products to Mr. Naiyong Luo in the amounts of $41,565 and $139,990 for the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company had a customer deposit from Mr. Luo in the amount of $78,639. These sales occurred in the normal course of business. Mr. Luo is a shareholder of Gaosheng Group Co., Ltd., the prior owner of DIGLS.

The Company sold its wine and liquor products to Mr. Hongwei Ye in the amounts of $5,020 and $0 for the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company had a customer deposit from Mr. Ye in the amount of $25,719. These sales occurred in the normal course of business.

The Current CEO, Mr. Yumin Lin, settled the loan amount $21,500 due to the former CEO Mr. Sheng on behalf of the Company. During the year ended December 31,2018 Mr. Yumin Lin also extended a loan of $532,561 to the Company for working capital purposes. As of December 31,2018, the note payable due to Mr. Yumin Lin amounted to $554,061. These note payable were unsecured, non-interest bearing and due on demand. The imputed interest on these notes was deemed immaterial.

NOTE 9 – LEASE COMMITMENTS

The Company has a non-cancelable operating lease agreement with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, PRC. The agreement covers the period from May 1, 2017 to April 30, 2027 which increased the space covered in prior agreements. The monthly rent expense is $3,811 (RMB 25,000). but effective as of May 1, 2018 was lowered to $2,323 (RMB15,000) based on agreement between Ms. Qingmei and Company. The total rental rent expense for the year ended December 31, 2018 and 2017 was $33,317 and $31,707, respectively. The agreement does not call for a rental deposit equivalent.

Minimum operating lease commitment for the agreement is as follows:

2019	26,169
2020	26,169
2021	26,169
2022	26,169
Thereafter:	104,676
$209,352

NOTE 10 - RISKS

Credit risk

The Company is subject to risk borne from credit extended to customers.

FTVL and QHDX bank deposits are with banks located in the PRC. DILHK’s bank account is with located in Hong Kong, it is closed by November 1,2018. DIGLS does not have any bank accounts. The bank accounts that the Company uses that that are located outside of the U.S. do not carry federal deposit insurance.

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

Concentrations risks

During the years ended December 31, 2018 and 2017, a single customer contributed 43.3% and 53.6% of the Company’s sales; accordingly, there was a concentration of risk in demand for the Company’s products.

In 2018, the Company had a concentration of risk in its supply of raw materials, one vendor supplied all of the Company’s purchases for finished goods inventory.

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

On March 1, 2019, we executed a Sale and Purchase Agreement (the “SP Agreement”) to acquire 100% of the shares and assets of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction contemplated in the Agreement was closed on March 1, 2019.

Except for the above-mentioned material subsequent events and disclosures found in these financial statements, there were no other events that management deemed necessary for disclosure as a material subsequent event.

