Form 10-Q
period 2019-03-31
Fortune Valley Treasures, Inc.
filed 2019-05-15
CIK 1626745

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-55555

FORTUNE VALLEY TREASURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

No.10 of Tuanjie 2nd Road, Beice, Humen, Dongguan, China	518000
(Address of principal executive offices)	(Zip Code)

(86) 76982268999

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	307,750,000

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

USE OF CERTAIN DEFINED TERMS

In addition, unless the context otherwise requires and for the purposes of this report only, references to:

●	“we,” “us,” “our,” or “our company,” the “Company” are relevant to the combined business of Fortune Valley Treasures, Inc ., a Nevada corporation, and its consolidated subsidiaries and variable interest entities;

●	“ FVTI” refers to Fortune Valley Treasures, Inc ., a Nevada corporation.

●	“ DIGL” refers to DaXingHuaShang Investment Group Limited , a Republic of Seychelles company and wholly-owned subsidiary of FVTI ;

●	“DIL” refers to DaXingHuaShang Investment (Hong Kong) Limited, a Hong Kong company and wholly-owned subsidiary of DIGL ;

●	“Qianhai DaXing” refers to Qianhai DaXingHuaShang Investment (Shenzhen) Co. Ltd. , a Peoples Republic of China company and wholly-owned subsidiary of DIL

●	“JJGS ” refers to Jiujiu Group Stock Co., Ltd , a Republic of Seychelles company and wholly-owned subsidiary of FVTI ;

●	“Jiujiu (HK)” refers to Jiujiu (HK) Industry Ltd, a Hong Kong company and wholly-owned subsidiary of JJGS ;

●	“Jiujiu (Shenzhen)” refers to Q Jiujiu (Shenzhen) Industry Ltd. , a Peoples Republic of China company and wholly-owned subsidiary of Jiujiu (HK)

●	“FVI” refers to Dongguan City France Vin Tout Ltd ., a PRC company and wholly-owned subsidiary of Qianhai DaXing.

●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“China” and “PRC” refer to the People’s Republic of China;

●	“Renminbi” and “RMB” refer to the legal currency of China;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Securities Act” refers to the Securities Act of 1933, as amended.

2

Fortune Valley Treasures, Inc.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three-month period ended March 31, 2018 form part of this quarterly report. They are stated in United States Dollars (USD $) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Fortune Valley Treasures, Inc.

Financial Statements

March 31, 2019

(Unaudited)

FORTUNE VALLEY TREASURES, INC.

CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$157,952	$29,999
Accounts and other receivable, net	5,709	7,706
Inventories	216,719	236,175
Prepaid expenses	17,000	8,000
Due from related parties	54,333	54,344
Prepaid taxes and taxes recoverable	2,858	2,081
Total current assets	$454,571	$338,305

Non-current assets
Plant and equipment, net	9,746	9,809
Right of use asset	122,806	-
Total Assets	$587,123	$348,114

Liabilities and Stockholders’ Equity
Current liabilities
Accounts and taxes payable	32,444	48,282
Accrued liabilities and other payables	17,146	291
Customers advances and deposits	606	-
Due to related parties	854,917	686,769
Total current liabilities	$905,113	$558,668
Long term liabilities	105,660	-
Total Liabilities	$1,010,773	$735,342

Stockholders’ Equity
Common stock (3,000,000,000 shares authorized, 307,750,100 issued and outstanding at March 31, 2019 and December 31,2018)	307,750	307,750
Additional paid in capital	-	-
Accumulated deficit	(741,025)	(708,097)
Accumulated other comprehensive income	9,625	13,119
Total Stockholders’ Equity	(423,650)	(387,228)

Total Liabilities and Stockholders’ Equity	587,123	348,114

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

 For the three months ended March 31, 2019 and 2018

	Three Months Ended
	March 31, 2019	March 31, 2018

Net revenues (related party revenue $34,220 and $0 for March 31 2019 and 2018)	$42,020	$13,747
Cost of revenues	28,908	7,559
Gross profit	13,112	6,188

Operating expenses:
Selling and marketing expenses
General and administrative expenses	47,239	102,619

Operating loss	(34,127)	(96,431)

Other income (expenses):	1,305
Interest income	38	-
Interest expense	(59)	(491)
	1,284	(491)

Earnings before tax	(32,843)	(96,922)

Income tax	85	-

Net loss	$(32,928)	$(96,922)

Other comprehensive income:
Foreign currency translation gain	(3,493)	(1,528)

Comprehensive loss	$(36,421)	$(98,450)

Loss per share
Basic and diluted earnings per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,100	307,750,000

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Cash Flows

 For the three months ended March 31, 2019 and 2018

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net loss	$(32,928)	$(96,922)
Depreciation of fixed assets	276	1,749
Increase in accounts and other receivables	2,750	(29,759)
Increase in inventories	24,626	6,634
Increase in advances and prepayments to suppliers	(9,736)	(16,188)
Increase (decrease) in accounts and other payables	(16,326)	3,473
Net cash used in operating activities	(31,338)	(98,637)

Cash flows from investing activities
Purchase of plant and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds of owners’ injection of capital	-	-
Borrowing and payments to related parties, net	159,116	93,384
Net cash provided by (used in) financing activities	159,116	93,384

Net decrease of cash and cash equivalents	127,778	(5,253)

Effect of foreign currency translation on cash and cash equivalents	175	4,208

Cash and cash equivalents–beginning of period	29,999	77,782

Cash and cash equivalents–end of period	$157,952	$76,737

Supplementary cash flow information:
Interest received	$38	$-
Interest paid	$-	$491
Income taxes paid	$-	$-
Recognition of right of use asset	$122,806	$-

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

Pursuant to the SP Agreement, the Company has issued one hundred (100) shares of the Company’s common stock to JJGS to acquire 100% of the shares and assets of JJGS for a cost of US$150 reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of JJGS. Both parties agreed that this share issuance by the Company represents payment in full of US$150. Upon Closing, JJGS became the Company’s wholly owned subsidiary. We now own all of the issued and outstanding shares of JJGS, which owns all of the equity capital of Jiujiu (HK) Industry Ltd. and Jiujiu (Shenzhen) Industry Ltd. Currently, JJGS , Jiujiu (HK) Industry Ltd. and Jiujiu (Shenzhen) Industry Ltd. do not have any operations or active business, nor do they have any assets.

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

Entity Name	Incorporation date	Entity Owned By	Nature of Operation	Country of Incorporation
DaXingHuaShang Investment Group Limited (“DIGLS”)	July 4,2016	FVTI	Investment holding	Republic of Seychelles
DaXingHuaShang Investment (Hong Kong) Ltd (“DILHK”)	June 22, 2016	DIGLS	Investment holding	Hong Kong, China
Qianhai DaXingHuaShang Investment (Shenzhen) Co. Ltd. (“QHDX”)	November 3, 2016	DILHK	Investment holding	China
Dongguan City France Vin Tout Ltd., (“FVTL”)	May 31, 2011	QHDX	Trading of wine	China
Jiujiu Group Stock Co., Ltd. (“JJGS”)	August 17,2017	FVTI	Investment holding	Republic of Seychelles
Jiujiu (HK) Industry Ltd(“JJHK”)	August 24,2017	JJGS	Investment holding	Hong Kong, China
Jiujiu (Shenzhen) Industry Ltd(“JJSZ”)	November 16,2018	JJHK	Investment holding	China

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results may materially differ from these estimates.

Foreign currency translation and re-measurement

The Company translates its foreign operations to the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters ”.

The reporting currency for the Company and its subsidiaries is the US dollar. The Company, DIGLS, JJGS , JJHK and DILHK’s functional currency is the U.S. dollar; QHDX, JJSZ and FVTL use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	March 31, 2019	March 31, 2018
Spot RMB: USD exchange rate	$0.1485	$0.1590
Average RMB: USD exchange rate	$0.1491	$0.1574

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

During the two years ended December 31, 2018 and the three months ended March 31, 2019, the Company did not experience any delinquent or uncollectible balances; accordingly, the Company did not record any valuation allowance for bad debt during this period.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when is has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are alcoholic beverages; the selling price of alcoholic beverages tend to increase over time; however, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time. The Company did not experience an impairment on inventory during the three months ended March 31, 2019.

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

Advertising

All advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2019 and March 31, 2018 were $0 and 0, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of March 31, 2019 and 2018, the Company reported net losses of $741,025 and $528,458, respectively. As of March 31, 2019, the Company had working capital deficit of approximately $433,396 In addition, the Company had net cash outflows of $31,338 from operating activities during the three months March 31, 2019. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

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

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Gross accounts and other receivables	$5,709	$7,706
Less: Allowance for doubtful accounts	-	-
	$5,709	$7,706

NOTE 5 – INVENTORIES

Inventories consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Finished goods	$216,719	$236,173

NOTE 6 - EQUIPMENT

Property, plant and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
At Cost:
Equipment	63,727	62,385
Less: Accumulated depreciation
Equipment	53,981	52,576
	$9,746	$9,809

NOTE 7 - INCOME TAXES

The Company’s primary operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

●	PRC tax rate is 25%.
●	Hong Kong tax rate is 16.5%
●	Seychelles is on permanent tax holiday

The Company is registered the British Virgin Islands, which is a tax-exempt region.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for three months ended March 31, 2019 and March 31, 2018:

	March 31, 2019	March 31, 2018
Income attributed to PRC operations	$(23,315)	$(53,650)
Loss attributed to Seychelles and HK	0	(119)
Loss attributed to US	(9,528)	(43,153)
Loss before tax	(32,843)	(96,922)

PRC Statutory Tax at 25% Rate	(5,829)	(13,412)
Effect of Seychelles, PRC, HK, deductions and other reconciling items	5,914	13,412
Income tax	$85	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for three months ended March 31, 2019 and 2018:

	March 31,2019	March 31,2018
U.S. federal statutory income tax rate	21.0%	21.0%
Higher rates in PRC, net	4.0%	-9.0%
Net operating losses in PRC and other jurisdictions	-23.9%	-12.0%
The Company’s effective tax rate	1.1%	0%

NOTE 8- RELATED PARTY TRANSACTIONS?

Amounts due to related parties as of March 31, 2019 and December 31, 2018:

		March 31, 2019	December 31, 2018

Mr. Yumin Lin	Director, CEO, Shareholder	$743,868	$554,061
Mr. Sheng	Former Director of the Company	-
Ms. Qingmei Lin	Mr. Yumin Lin’s wife	4,455	28,350
Mr. Naiyong Luo	Director of DIGL	80,324	78,639
Mr.Hongwei Ye		26,270	25,719
		$854,917	$686,769

The outstanding payables due to Mr. Yumin Lin are comprised of working capital advances and borrowings. These amounts are due on demand and are non-interest bearing.

The amounts due to Ms. Qingmei Lin are for office rental expenses. The Company’s operating facilities are located within a building owned by Ms. Qingmei Lin.

The Company sold its wine and liquor products to Mr. Naiyong Luo in the amounts of $34,220 and $41,565 for March 31, 2019 and 2018. As of March 31, 2019, the Company had a customer deposit from Mr. Luo in the amount of $80,324. These sales occurred in the normal course of business. Mr. Luo is a shareholder of Gaosheng Group Co., Ltd., the prior owner of DIGLS.

The Company sold its wine and liquor products to Mr. Hongwei Ye in the amounts of $0 and $5,020 for the years ended March 31, 2019 and 2018. As of March 31, 2018, the Company had a customer deposit from Mr. Ye in the amount of $26,270. These sales occurred in the normal course of business.

As of March 31,2019, the note payable due to Mr. Yumin Lin amounted to $743,868. These note payable were unsecured, non-interest bearing and due on demand. The imputed interest on these notes was deemed immaterial.

NOTE 9 – LEASE COMMITMENTS

The Company has a non-cancelable operating lease agreement with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, PRC. The agreement covers the period from May 1, 2017 to April 30, 2027 which increased the space covered in prior agreements. The monthly rent expense is $3,811 (RMB 25,000). but effective as of May 1, 2018 was lowered to $2,323 (RMB15,000) based on agreement between Ms. Qingmei and Company. but effective as of January 1, 2019 was lowered to $1,491 (RMB10,000) based on agreement between Ms. Qingmei and Company.The agreement does not call for a rental deposit equivalent. The Company discounted its lease using an expected borrowing rate of 4.35% per annum.

Minimum operating lease commitment for the agreement is as follows:

2019	17,892
2020	17,892
2021	17,892
2022	17,892
Thereafter:	77,532
Total future payments	$149,100
Less: discount	(26,294)
Right of use asset	$122,806

NOTE 10 - RISKS

Credit risk

The Company is subject to risk borne from credit extended to customers.

FTVL and QHDX bank deposits are with banks located in the PRC. JJHK’s bank account is with located in Hong Kong. DIGLS does not have any bank accounts. The bank accounts that the Company uses that that are located outside of the U.S. do not carry federal deposit insurance.

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

Pursuant to the SP Agreement, the Company has issued one hundred (100) shares of the Company’s shares. The transaction contemplated in the SP Agreement was closed on March 1, 2019.now own all of the issued and outstanding shares of DIG interests in the business assets and all attendant or related assets of JJGS. Both parties agreed that this share issuance by the Company represents payment in full of US$150. Upon Closing, JJGS became the Company’s wholly owned subsidiary. We now own all of the issued and outstanding shares of JJGS, which owns all of the equity capital of Jiujiu (HK) Industry Ltd. and Jiujiu (Shenzhen) Industry Ltd. Currently, JJGS , Jiujiu (HK) Industry Ltd. and Jiujiu (Shenzhen) Industry Ltd. do not have any operations or active business, nor do they have any assets.

Currently, we are engaged in the retail and wholesale wine product business in Dongguan City, Guangdong Province. Our office is located at No.10 of Tuanjie 2nd Road, Beice, Humen, Dongguan, 518000, China. Our telephone number is: + (86) 76982268999

Results of Operations

	Three months ended March 31,
	2019	2018	Change
Revenue	$42,020	$13,747	$28,273
Cost of revenue	28,908	7,559	21,349
Gross profit	13,112	6,188	6,924
Gross profit (%)	31%	45%

Operating expense	47,239	102,619	(55,380)
Other income(expense)	1,284	(491)	1,775
Provision for income taxes	85	-	85
Foreign currency translation gain	(3,493)	(1,528)	(1,965)
Comprehensive loss	$(36,421)	$(98,450)	$62,029

Revenue

Net revenues was $42,020 for three months ended March 31, 2019, an increase of $28,273 as compared to that of $13,747 for the three months ended March 31, 2018. The reason for the increase was that the company sold.

Cost of revenue

Cost of revenue was $28,908 for the three months ended March 31, 2019, an increase of $21,349 from $7,559 as compared to the three months ended March 31, 2018. The increase was due to an increase in related sales revenue.

Gross profit

Gross profit was 31% ($13,112) and 45% ($6,188)  for the three months ended March 31, 2019 and 2018, respectively.

Operating expenses

General and administrative expenses was $47,239 for the three months ended March 31, 2019, a decrease of $55,380 as compared to that of $102,619 for the three months ended March 31, 2018. The decrease was primarily due to a decrease in general and administrative expense related to reporting and maintenance costs of being a publicly listed company.

Net loss

Net loss was $36,421 for the three months ended March 31, 2019, a decrease of $ 62,029 compared to that of 2018, primarily as the result of a decrease in operating expenses.

Liquidity and Capital Resources

Working Capital

	March 31, 2019	December 31, 2018	Change

Total current assets	$454,571	$338,305	$116,266
Total current liabilities	905,113	735,342	169,771
Working capital	$(450,542)	$(397,037)	$(53,505)

As of March 31, 2019, we had cash and cash equivalents in an amount of $76,737. We have financed our operations primarily though borrowings from parties related to us. The change in working capital was primarily from an increase in the amount due from related party at $83,575.

Cash Flows

	Three Ended March 31,
	2019	2018	Change
Cash Flows used in Operating Activities	$(31,338)	$(98,637)	$67,299
Cash Flows used in Investing Activities	-	-	-
Cash Flows provided by Financing Activities	159,116	93,384	65,732
Net Decrease in Cash During Period	$127,778	$(5,253)	$133,031

Cash Flow from Operating Activities

For the three months ended March 31, 2019, net cash flows used in operating activities consisted of a net loss of $32,928 and was reduced by depreciation of $276, and a net change of operating assets and liabilities of $31,338.  For the three months ended March 31, 2018, net cash flows provided in operating  consisted of a net loss of $96,922 and was reduced by depreciation of $1,749 and a net change of operating assets and liabilities of $98,637.

Cash Flow from Financing Activities

Net cash provided by financing for the three months ended March 31, 2019 was $159,116, as compared to that of $93,384 for the three months ended March 31, 2018. The increase in net cash provided by financing activities was mainly due to the Company’s borrowing loan from related parties.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

Changes in Internal Controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for the three months ended March 31, 2019

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2019 that were not previously disclosed in reports filed with the SEC.

Item 3. Defaults upon senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

The exhibits listed on the Exhibit Index are provided as part of this report.

Exhibit Number	Description

3.1*	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on December 5, 2014.

3.2*	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on December 5, 2014

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1***	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2***	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed

** Filed herewith.

*** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortune Valley Treasures, Inc.

Date: May 15, 2019	By:	/s/ Yumin Lin
Yumin Lin
Chief Executive Officer
(Principal Executive Officer)

