Form 10-Q
period 2019-06-30
Fortune Valley Treasures, Inc.
filed 2019-08-19
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-55555

FORTUNE VALLEY TREASURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

No. 10 of Tuanjie 2nd Road, Beice, Humen Dongguan, Guangdong, China	518000
(Address of principal executive offices)	(Zip Code)

(86) 769-82268999

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2019, there were 307,750,100 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

2

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” or the negative of such terms or other similar expressions. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortune Valley Treasures, Inc.

Financial Statements

June 30, 2019

(Unaudited)

Fortune Valley Treasures, Inc.

Consolidated Balance Sheets

At June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$87,417	$29,999
Accounts and other receivable, net	3,871	7,706
Inventories	180,715	236,175
Prepaid expenses	14,000	8,000
Due from related parties	54,333	54,344
Prepaid taxes and taxes recoverable	4,131	2,081
Total current assets	$344,467	$338,305

Non-current assets
Plant and equipment, net	9,276	9,809
Right of use asset	122,806	-
Total Assets	$476,549	$348,114

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts and taxes payable	34,170	48,282
Accrued liabilities and other payables	17,146	291
Customers advances and deposits	15	-
Due to related parties	947,120	686,769
Total current liabilities	$998,451	$735,342
Long term liabilities	105,660	-
Total Liabilities	$1,104,111	$735,342

Stockholders’ Deficit
Common stock (3,000,000,000 shares authorized, 307,750,100 issued and outstanding at June 30, 2019 and December 31, 2018)	307,750	307,750
Additional paid in capital	-	-
Accumulated deficit	(951,093)	(708,097)
Accumulated other comprehensive income	15,781	13,119
Total Stockholders’ Deficit	(627,562)	(387,228)

Total Liabilities and Stockholders’ Equity	476,549	348,114

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue from third parties	$41,936	$14,226	$50,053	$27,973
Revenue from related parties	-	-	33,903	-
	41,936	14,226	83,956	27,973

Cost of revenues	32,767	9,574	61,675	17,133
Gross profit	9,169	4,652	22,281	10,840

Selling, general and administrative expenses	220,328	70,771	267,567	173,881

Operating loss	(211,159)	(66,119)	(245,286)	(163,041)

Other income (expenses):	1,199	1,475	2,504	1,475
Interest income	103	-	141	-
Interest expense	(212)	-	(271)	-
	1,090	1,475	2,374	1,475

Earnings (loss) before tax	(210,069)	(64,644)	(242,912)	(161,566)

Income tax	(1)	-	84	-

Net loss	$(210,068)	$(64,644)	$(242,996)	$(161,566)

Other comprehensive income:
Foreign currency translation gain	6,157	4,942	2,664	3,414

Comprehensive loss	$(203,911)	$(59,702)	$(240,332)	$(158,152)

Loss per share
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,000	307,750,000	307,750,100	307,750,000

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017 and the Six Months Ended June 30, 2019

						Accumulated
						other	Non
	No. of	Common	Paid in	Statutory	Retained	comprehensive	controlling
	Shares	Stock	capital	reserves	earnings	income	interest	Total

Balance as of June 1, 2017	7,750,000	7,750		81,729	(154,116)			(64,637)
Recapitalization	300,000,000	300,000		(128,952)	(194,708)	6,930		10,701
Capital contribution by owners				47,223				47,223
Net income					(187,496)			(187,496)
Foreign currency translation adjustment						(489)		(489)
Balance as of January 1, 2018	307,750,000	307,750		-	(445,673)	6,441	-	(131,482)
Net income					(161,566)
Foreign currency translation adjustment
Balance as of July 1, 2018	307,750,000	307,750			(607,294)	9,552		(289,992)
Net income					(262,424)			(262,424)
Foreign currency translation adjustment						6,677		6,677
Balance as of December 31, 2018	307,750,000	307,750	-	-	(708,097)	13,119	-	(387,228)
Net income					(242,996)		-	(242,996)
Foreign currency translation adjustment						2,664		2,664
Balance as of June 30, 2019	307,750,000	307,750	-	-	(951,093)	15,781	-	(627,562)

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net loss	$(242,996)		$(161,566)
Depreciation of fixed assets	546		3,470
Decrease/(increase) in accounts and other receivables	3,884		(6,438)
Decrease in inventories	56,433		13,943
(Increase)/ decrease in advances and prepayments to suppliers	(8,080)		23,233
Increase (decrease) in accounts and other payables	(14,382)		(10,812)
Net cash used in operating activities	(204,595)		(138,170)

Cash flows from investing activities
Net cash used in investing activities	-		-

Cash flows from financing activities
Borrowing and payments to related parties, net	261,264		86,193
Net cash provided by (used in) financing activities	261,264		86,193

Net increase of cash and cash equivalents	56,669		(51,977)

Effect of foreign currency translation on cash and cash equivalents	749		3,507

Cash and cash equivalents–beginning of period	29,999		77,782

Cash and cash equivalents–end of period	$87,417		$29,312

Supplementary cash flow information:
Interest received	$141		$-
Interest paid	$271		$-
Income taxes paid	$84		$-
Recognition of right of use asset	$122,806	$

See accompanying notes to the financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc., the “Company” or “FVTI”) was incorporated in the State of Nevada on March 21, 2014. The Company is engaged in the business of wholesale distribution and retail sales of imported alcoholic beverages, including wine and distilled liquors, through its subsidiaries in the People’s Republic of China (“PRC” or “China”).

On January 5, 2018, the Company changed its accounting fiscal year end from August 31 to December 31. On January 29, 2018, the Company filed a Certificate of Amendment with the State of Nevada to increase its authorized shares of common stock from 75,000,000 to 3,000,000,000.

On April 6, 2018, the Company entered into a share exchange agreement by and among DaXingHuaShang Investment Group Limited, a Republic of Seychelles limited liability company (“DIGLS”), and each of the shareholders of DIGLS, pursuant to which the Company issued 300,000,000 shares of common stock in exchange for 100% of the issued shares of DIGLS. This transaction was accounted for a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and DIGLS, the legal acquiree, is the accounting acquirer. Accordingly, the Company historical statement of stockholders’ equity has been retroactively restated to the first period presented.

DIGLS was incorporated in the Republic of Seychelles on July 4, 2016, with an authorized capital of $100,000, divided into 250,000,000 ordinary shares, par value $0.0004 per share. DIGLS wholly owns DaXingHuaShang Investment (Hong Kong) Limited (“DILHK”), a company incorporated in Hong Kong on June 22, 2016 as an investment holding company with limited liability. DILHK was previously wholly owned by Mr. Yumin Lin, the Company’s Chairman, Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary. On November 11, 2016, Mr. Yumin Lin transferred 100% of his ownership in DILHK to DIGLS for nominal consideration. DILHK wholly owns Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd. (“QHDX”), a PRC limited liability company formed on November 3, 2016 as a wholly foreign-owned enterprise. QHDX wholly owns Dongguan City France Vin Tout Ltd. (“FVTL”). FVTL was incorporated on May 31, 2011 in the PRC as a limited liability company. FVTL was previously owned and controlled by Mr. Yumin Lin. On November 20, 2016, Mr. Yumin Lin transferred his ownership in FVTL to QHDX for nominal consideration. The share transfers detailed above by and among Mr. Yumin Lin, DIGLS, DILHK, QHDX, and FVTL have been accounted for as a series of business combination of entities under common control. Accordingly, the values in these financial statements reflect the carrying values of those entities, and no goodwill was recorded as a result of these transactions.

On March 1, 2019, the Company entered into a sale and purchase agreement (the “SP Agreement”) to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction contemplated in the SP Agreement was closed on March 1, 2019. Pursuant to the SP Agreement, the Company issued 100 shares of its common stock to JJGS to acquire 100% of the shares of JJGS for a cost of $150. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interests of Jiujiu (HK) Industry Limited (“JJHK”) and Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”). None of JJGS, JJHK and JJSZ have any operations or active business, nor do they have any assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements, accompanying notes, and related disclosures have been prepared pursuant to the rules and regulations of the SEC. These financial statements have been prepared using the accrual basis of accounting in accordance with the generally accepted accounting principles in the United States (“GAAP”). The Company’s fiscal year end is December 31. The Company’s financial statements are presented in U.S. dollars.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of wine	PRC
JJGS	August 17, 2017	FVTL	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	Investment holding	PRC

Use of estimates

The preparation of financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results may materially differ from these estimates.

Foreign currency translation and re-measurement

The Company translates its foreign operations to the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters.”

The reporting currency for the Company and its subsidiaries is the U.S. dollar. The Company, DIGLS, JJGS, JJHK and DILHK’s functional currency is the U.S. dollar. QHDX, JJSZ and FVTL use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period,
●	Nonmonetary assets and liabilities at historical rates, and
●	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
●	Equities at the historical rate, and
●	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	June 30, 2019	December 31, 2018
Spot RMB: USD exchange rate	$0.14546	$0.1454
Average RMB: USD exchange rate	$0.14768	$0.1514

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits in banks, and any investments with maturities with less three months from inception to maturity. The Company’s primary bank deposits are located in the Hong Kong and the PRC. Those deposits are not provided protection under Federal Deposit Insurance Corporation insurance. However, management has determined that the risk of loss from insolvency by those financial institutions at which it has deposited its funds is insignificant.

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

During the year ended December 31, 2018 and the six months ended June 30, 2019, the Company did not experience any delinquent or uncollectible balances; accordingly, the Company did not record any valuation allowance for bad debt during these periods.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when it has been determined that the product is obsolete, spoiled, and that the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are imported alcoholic beverages. The selling price of alcoholic beverages tends to increase over time. However, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time. The Company did not experience an impairment on inventory during the six months ended June 30, 2019.

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

Customer advances and deposits

On certain occasions, the Company may receive prepayments from downstream retailers or retail customers for wines and liquors prior to their taking possession of the Company’s products. The Company records these receipts as customer advances and deposits until it has met all the criteria for recognition of revenue including the passing possession of the products to its customer, at such point Company will reduce the customer deposits balance and credit the Company’s revenues.

Revenue recognition

Revenues are recognized when the Company has negotiated the terms of the transaction, which includes determining and fixing the sales price, transfer of possession of product to customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company’s gross revenue consists of the value of goods invoiced, net of any value-added tax or excise tax.

Advertising

All advertising costs are expensed as incurred. Advertising expense for the six months ended June 30, 2019 and 2018 were $0 and $0, respectively.

Shipping and handling

Outbound shipping and handling are expensed as incurred.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged as expenses as incurred or allocated to inventory as a part of overhead.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share.” Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Financial instruments

The Company’s accounts for financial instruments in accordance to ASC Topic 820, “Fair Value Measurements and Disclosures,” which requires disclosure of the fair value of financial instruments held by the Company and ASC Topic 825, “Financial Instruments,” which defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

Recent accounting pronouncements

In January 2017, the FASB issued guidance, which amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. The Company adopted this guidance in the fourth quarter of fiscal year 2018. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued guidance, which eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. The Company is currently evaluating the timing and the impact of this guidance on its consolidated financial statements. In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. The Company is currently evaluating the timing and impact of this guidance on its consolidated financial statements.

In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows. The guidance requires entities to present the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company is required to adopt the guidance retrospectively in the first quarter of fiscal year 2019. Earlier adoption is permitted. The Company adopted this guidance in the first quarter of fiscal year 2019. The Company expects that the implementation of this guidance will not have a material impact on its consolidated financial statements.

On March 17, 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. The Company has determined that it acts as a principal in its primary business operations.

On March 30, 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Management has determined that the new standard did not have a material impact on the Company’s consolidated financial statements.

Unless otherwise stated, the Company is currently assessing the above accounting pronouncements and their potential impact from their adoption on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of June 30, 2019 and 2018, the Company reported net losses of $242,996 and $161,566, respectively. As of June 30, 2019, the Company had working capital deficit of approximately $653,984. In addition, the Company had net cash outflows of $204,595 from operating activities during the six months June 30, 2019. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new working capital through a reverse merger with a publicly listed entity and shortly thereafter the sales of equity or debt securities by the listed entity to investors for cash to fund operations and further expansion.  The Company also relies on related parties to provide financing and management services at cost that may not be the prevailing market rate for such services.

If the Company is not able to generate positive operating cash flows, raise additional capital, and retain the services of certain related parties, it may become insolvent.

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Gross accounts and other receivables	$3,871	$7,706
Less: Allowance for doubtful accounts	-	-
	$3,871	$7,706

NOTE 5 – INVENTORIES

Inventories consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Finished goods	$180,715	$236,173

NOTE 6 - EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
At Cost:
Equipment	62,418	62,385
Less: Accumulated depreciation
Equipment	53,142	52,576
	$9,276	$9,809

NOTE 7 - INCOME TAXES

The Company’s primary operations are conducted in the PRC in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

●	PRC tax rate is 25%;
●	Hong Kong tax rate is 16.5%; and
●	Seychelles is on permanent tax holiday.

The following table provides the reconciliation of differences between statutory and effective tax expenses for six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Income attributed to PRC operations	$(77,579)	$(50,703)
Loss attributed to Seychelles and Hong Kong	0	(37)
Loss attributed to U.S.	(165,333)	(13,978)
Loss before tax	(242,912)	(64,718)

PRC statutory tax at 25% rate	(19,395)	12,676
Effect of Seychelles, PRC, Hong Kong, deductions and other reconciling items	19,479	(12,676)
Income tax	$84	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
U.S. federal statutory income tax rate	21.0%	21.0%
Higher rates in PRC, net	4.0%	-9.0%
Net operating losses in PRC and other jurisdictions	-23.9%	-12.0%
The Company’s effective tax rate	1.1%	0%

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of June 30, 2019 and December 31, 2018 are as follow:

		June 30, 2019	December 31, 2018

Mr. Yumin Lin (1)	Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary	$871,381	$554,061
Ms. Qingmei Lin (2)	Mr. Yumin Lin’s wife	8,728	28,350
Mr. Naiyong Luo (3)	Director of DIGLS	51,837	78,639
Mr. Hongwei Ye (4)	Shareholder	15,174	25,719
		$947,120	$686,769

(1) The outstanding payables due to Mr. Yumin Lin are comprised of working capital advances and borrowings. These amounts are due on demand and non-interest bearing.

(2) The amounts due to Ms. Qingmei Lin are office rental expenses. The Company’s operating facilities are located within a building owned by Ms. Qingmei Lin.

(3) The Company sold its wine and liquor products to Mr. Naiyong Luo in the amount of $33,903 for the six months ended June 30, 2019. As of June 30, 2019, the Company had a customer deposit from Mr. Luo in the amount of $51,837. Mr. Luo is a shareholder of Gaosheng Group Co., Ltd., the prior owner of DIGLS.

(4) The Company sold its wine and liquor products to Mr. Hongwei Ye in the amounts of $0 and $5,020 for the years ended December 31, 2018 and 2017. As of June 30, 2019, the Company had a customer deposit from Mr. Ye in the amount of $15,174.

NOTE 9 – LEASE COMMITMENTS

The Company has a non-cancelable operating lease with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, Guangdong Province, China. The lease covers the period from May 1, 2017 to April 30, 2027. The monthly rent expense is $3,811 (RMB 25,000). Effective as of May 1, 2018, the monthly rent was lowered to $2,323 (RMB15,000) based on agreement between Ms. Qingmei and Company. Effective as of January 1, 2019, the monthly rent was lowered to $1,491 (RMB10,000) until April 30, 2027, based on agreement between Ms. Qingmei and Company. The agreement does not require a rental deposit. The Company discounted its lease commitment using an expected borrowing rate of 4.35% per annum.

Minimum operating lease commitment under the lease agreement is as follows:

2019	17,892
2020	17,892
2021	17,892
2022	17,892
Thereafter:	77,532
Total future payments	$149,100
Less: discount	(26,294)
Right of use asset	$122,806

NOTE 10 - RISKS

Credit risk

The Company is subject to risk borne from credit extended to customers.

FVTL and QHDX bank deposits are with banks located in the PRC. JJHK’s bank account is located in Hong Kong. DIGLS does not have any bank accounts. The bank accounts that the Company uses are located outside of the U.S. and do not carry federal deposit insurance.

Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC. As imported alcoholic beverages are considered a luxury item in the PRC, they may be subject to political risks. From time to time, the PRC government limits the amount of import of foreign alcoholic beverages based on diplomatic relationships with foreign countries. The Company’s results of operations may be materially and adversely affected if it is unable to procure such products because of change of government policies.

Inflation risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the Company’s financial statements. However, significant increases in the price of wine and liquors that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

Concentrations risk

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company had a concentration of risk in its supply of goods, as one vendor supplied all of the Company’s purchases of finished goods.

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

There was no event that management deemed necessary for disclosure as a material subsequent event.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc., the “Company,” “FVTI,” “we,” “our” or “us”) was incorporated in the State of Nevada on March 21, 2014. We were initially incorporated to offer users with up-to-date information on digital currencies worldwide online.

On July 22, 2015, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Crypto-Services, Inc. to Fortune Valley Treasures, Inc.

As previously reported in a Current Report on Form 8-K filed with the SEC, on December 14, 2016, we entered into a sale and purchase agreement (the “Original Agreement”) with DaXingHuaShang Investment Group Limited, a company incorporated under the laws of the Republic of Seychelles (“DIGLS”), and its shareholders. Pursuant to the Original Agreement, the Company agreed to issue 300,000,000 shares of its common stock to the stockholders of DIGLS in exchange for 100% of the shares of DIGLS.

On December 14, 2016, in anticipation of the reverse merger between the Company and DIGLS, Shen Xinlong resigned from the positions of President, Secretary and Treasurer but remained on the board of directors of the Company (the “Board”) as a Director. Simultaneously, the Company appointed Mr. Yumin Lin to the Board of the Company and as President, Secretary and Treasurer of the Company.

On April 11, 2018, the Company entered into a termination agreement with DIGLS, terminating the Original Agreement and all transactions contemplated under the Original Agreement.

On April 6, 2018, the Company entered into a share exchange agreement by and among DIGLS, and each of the shareholders of DIGLS, pursuant to which the Company issued 300,000,000 shares of common stock in exchange for 100% of issued shares of DIGLS. The transaction closed on April 19, 2018.

DIGLS is engaged in the business of retail and wholesale of imported wine products in China. We now own all of the issued and outstanding shares of DIGLS, which owns all of the equity capital of DILHK, QHDX and FVTL.

On March 1, 2019, the Company entered into a sale and purchase agreement (the “SP Agreement”) to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction contemplated in the SP Agreement was closed on March 1, 2019. Pursuant to the SP Agreement, the Company issued 100 shares of the Company’s common stock to JJGS to acquire 100% of the shares of JJGS for a cost of $150. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interests of JJHK and JJSZ. None of JJGS, JJHK and JJSZ have any operations or active business, nor do they have any assets.

Currently, we are engaged in the business of wholesale distribution and retail sales of imported alcoholic beverages, including wine and distilled liquors in China. Our principal executive offices are located at No. 10 of Tuanjie 2nd Road, Beice, Humen, Dongguan, Guangdong, China 518000. Our telephone number is (86) 76982268999.

Results of Operations

Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	Change
Revenue	$41,936	$14,226	$27,710
Cost of revenue	32,767	9,574	23,193
Gross profit	9,169	4,652	4,517
Gross profit (%)	22%	33%

Operating expense	220,328	71,262	149,066
Other income(expense)	1,090	1,966	(876)
Provision for income taxes	(1)		(1)
Foreign currency translation gain	6,157	4,942	1,215
Comprehensive loss	$(203,911)	$(59,702)	$(144,209)

4

Revenue

Revenue was $41,936 for three months ended June 30, 2019, reflecting an increase of $27,710 from $14,226 for the three months ended June 30, 2018. The reason for the increase was the adoption of new marketing strategies by the Company which increased our sales volume.

Cost of revenue

Cost of revenue was $32,767 for the three months ended June 30, 2019, reflecting an increase of $23,193 from $9,574 for the three months ended June 30, 2018. The increase in cost of revenue was in line with the increase in revenue.

Gross profit

Gross profit was $9,169 and $4,652 for the three months ended June 30, 2019 and 2018, respectively.  The gross profit margin decreased to 22% for the three months ended June 30, 2019 from 33% for the corresponding period in 2018, due to the increase in cost of revenue.

Operating expense

Operating expense was $220,328 for the three months ended June 30, 2019, reflecting an increase of $149,066 from $71,262 for the three months ended June 30, 2018. The increase was primarily due to an increase in general and administrative expense related to reporting and maintenance costs of being a publicly listed company.

Net loss

Net loss was $203,911 for the three months ended June 30, 2019, reflecting an increase of $144,209 compared to that of 2018, primarily as a result of the increase in operating expenses.

Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	Change
Revenue	$83,956	$27,973	$55,983
Cost of revenue	61,675	17,133	44,542
Gross profit	22,281	10,840	11,441
Gross profit (%)	27%	39%

Operating expense	267,567	173,881	93,686
Other income(expense)	2,374	1,475	899
Provision for income taxes	84		84
Foreign currency translation gain	2,664	3,414	(750)
Comprehensive loss	$(240,332)	$(158,152)	$(82,180)

Revenue

Net revenue was $83,956 for six months ended June 30, 2019, reflecting an increase of $55,983 from $27,973 for the six months ended June 30, 2018. The reason for the increase in revenue was due to the adoption of new marketing strategies by the Company which increased our sales volume.

Cost of revenue

Cost of revenue was $61,675 for the six months ended June 30, 2019, reflecting an increase of $44,542 from $17,133 for the six months ended June 30, 2018. The increase in cost of revenue was in line with the increase in revenue.

Gross profit

Gross profit was $22,281 and $10,840 for the six months ended June 30, 2019 and 2018, respectively. Gross profit margin decreased to 27% for the six months ended June 30, 2019 from 39% for the corresponding period in 2018 primarily due to more substantial increase in cost of revenue than revenue.

Operating expense

Operating expense was $267,567 for the six months ended June 30, 2019, reflecting an increase of $93,686 from $173,881 for the six months ended June 30, 2018. The increase was primarily due to an increase in general and administrative expense related to reporting and maintenance costs of being a publicly listed company.

Net loss

Net loss was $240,332 for the six months ended June 30, 2019, reflecting an increase of $82,180 compared to that of 2018, primarily as a result of the increase in operating expenses.

Liquidity and Capital Resources

Working Capital Deficit

	June 30, 2019	December 31, 2018	Change

Total current assets	$344,467	$338,305	$6,162
Total current liabilities	998,451	735,342	263,109
Working capital deficit	$(653,984)	$(397,037)	$(256,947)

As of June 30, 2019, we had cash and cash equivalents in an amount of $87,417. We have financed our operations primarily though borrowings from related parties. The increase in working capital deficit was primarily due to continued losses from operations and net cash used in operating activities.

Cash Flows

	Six Months Ended June 30,
	2019	2018	Change
Cash Flows Used in Operating Activities	$(204,595)	$(138,170)	$(66,425)
Cash Flows Provided by Financing Activities	261,264	86,193	175,071
Net Decrease in Cash During Period	$56,669	$(51,977)	$108,646

Cash Flow from Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities consisted of a net loss of $242,996 offset by a liquidation of inventory in the amount of $56,433, which was partially offset by reductions in accounts and other payables of $14,382. For the six months ended June 30, 2018, net cash used in operating activities was a result of a net loss of $161,566 which was reduced by a decrease in prepayment to suppliers of $23,233 and liquidation of inventory in the amount of $13,943, but was partially offset by a decrease in accounts and other payables of $10,812.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2019 was $261,264, as compared to $86,193 for the three months ended June 30, 2018. The increase in net cash provided by financing activities was mainly due to increase in the amount of loans from related parties.

5

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our president (who is also our principal executive officer and principal financial and accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of these disclosure controls and procedures the president concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to that we did not maintain an effective control. Specifically, (i) the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K; (ii) the Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines; (iii) the Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions and qualified personnel with an appropriate level of SEC filing knowledge and experience; (iv) because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them; and (v) the Company does not have a well-established procedure to identify, approve, and report related party transactions. Our management intends to hire additional accounting staff with an appropriate understanding of U.S. GAAP and SEC reporting requirements and add independent directors to our board of directors.

Changes in Internal Controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The exhibits listed on the Exhibit Index are provided as part of this report.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortune Valley Treasures, Inc.

Date: August 19, 2019	By:	/s/ Yumin Lin
Yumin Lin
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary
(Principal Executive Officer, and Principal Accounting and Financial Officer)

8