Form 10-Q
period 2019-09-30
Fortune Valley Treasures, Inc.
filed 2019-11-14
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, there were 307,750,100 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortune Valley Treasures, Inc.

Financial Statements

September 30, 2019

(Unaudited)

Fortune Valley Treasures, Inc.

Consolidated Balance Sheets

At September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$38,206	$29,999
Accounts and other receivable, net	5,051	7,706
Inventories	100,531	236,175
Prepaid expenses	11,000	8,000
Due from related parties	54,344	54,344
Prepaid taxes and taxes recoverable	-	2,081
Total current assets	$209,132	$338,305

Non-current assets
Plant and equipment, net	8,755	9,809
Right of use asset	128,660	-
Total Assets	$346,547	$348,114

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts and taxes payable	31,522	48,282
Accrued liabilities and other payables	17,249	291
Customers advances and deposits	15	-
Due to related parties	889,417	686,769
Total current liabilities	$938,203	$735,342
Long term liabilities	111,694	-
Total Liabilities	$1,049,897	$735,342

Stockholders’ Deficit
Common stock (3,000,000,000 shares authorized, 307,750,100 issued and outstanding at September 30, 2019 and December 31, 2018)	307,750	307,750
Additional paid in capital	-	-
Accumulated deficit	(1,029,935)	(708,097)
Accumulated other comprehensive income	18,835	13,119
Total Stockholders’ Deficit	(703,350)	(387,228)

Total Liabilities and Stockholders’ Equity	346,547	348,114

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue from third parties	$12,251	$45,454	$46,154	$73,427
Revenue from related parties	83,327	-	133,380
	95,578	45,454	179,534	73,427

Cost of revenues	75,795	19,838	137,470	36,971
Gross profit	19,783	25,616	42,064	36,456

Selling, general and administrative expenses	98,483	64,446	366,050	238,327

Operating loss	(78,700)	(38,830)	(323,986)	(201,871)

Other income (expenses):	(87)		2,417	1,475
Interest income	44	-	185	-
Interest expense	(100)	(91)	(371)	(91)
	(143)	(91)	2,231	1,384

Earnings (loss) before tax	(78,843)	(38,921)	(321,755)	(200,487)

Income tax	-	(2,854)	84	(2,854)

Net loss	$(78,843)	$(36,067)	$(321,839)	$(197,633)

Other comprehensive income:
Foreign currency translation gain	3,054	5,372	5,718	8,786

Comprehensive loss	$(75,789)	$(30,695)	$(316,121)	$(188,847)

Loss per share
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,100	307,750,000	307,750,100	307,750,000

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017 and the Nine Months Ended September 30, 2019

						Accumulated
			Paid			other	Non
	No. of	Common	in	Statutory	Retained	comprehensive	controlling
	Shares	Stock	capital	reserves	earnings	income	interest	Total

Balance as of June 1, 2017	7,750,000	7,750		81,729	(154,116)			(64,637)
Recapitalization	300,000,000	300,000		(128,952)	(194,708)	6,930		10,701
Capital contribution by owners				47,223				47,223
Net income					(187,496)			(187,496)
Foreign currency translation adjustment						(489)		(489)
Balance as of January 1, 2018	307,750,000	307,750		-	(445,673)	6,441	-	(131,482)
Net income					(161,566)
Foreign currency translation adjustment
Balance as of July 1, 2018	307,750,000	307,750			(607,294)	9,552		(289,992)
Net income					(262,424)			(262,424)
Foreign currency translation adjustment						6,677		6,677
Balance as of December 31, 2018	307,750,000	307,750	-	-	(708,097)	13,119	-	(387,228)
Net income					(321,839)		-	(321,839)
Foreign currency translation adjustment						5,717		5,717
Balance as of September 30, 2019	307,750,000	307,750	-	-	(1,029,935)	18,836	-	(703,350)

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net loss	$(321,839)	$(197,633)
Depreciation of fixed assets	791	3,754
Decrease/(increase) in accounts and other receivables	2,450	(7,081)
Decrease in inventories	130,213	33,617
(Increase)/ decrease in advances and prepayments to suppliers	(960)	27,312
Increase (decrease) in accounts and other payables	(16,576)	(11,984)
Net cash used in operating activities	(205,921)	(152,015)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Borrowing and payments to related parties, net	215,027	109,858
Net cash provided by (used in) financing activities	215,027	109,858

Net increase of cash and cash equivalents	9,106	(42,157)

Effect of foreign currency translation on cash and cash equivalents	(899)	2,159

Cash and cash equivalents–beginning of period	29,999	77,782

Cash and cash equivalents–end of period	$38,206	$37,784

Supplementary cash flow information:
Interest received	$185	$-
Interest paid	$371	$(91)
Income taxes paid	$84	$-
Recognition of right of use asset	$128,660	$-

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

On July 13, 2019, FVTI and QHDX entered into an equity interest transfer agreement (the “Makaweng Agreement”), which was later amended on September 12, 2019, with Xingwen Wang, a shareholder and legal representative of Yunnan Makaweng Wine & Spirits Co., Ltd. (“Makaweng”), a PRC limited liability company formed in 2015.

Pursuant to the Makaweng Agreement, QHDX agreed to purchase 51% of Makaweng’s equity interests from Mr. Wang in exchange for shares of FVTI’s common stock (“Issuable Shares”). The total number of Issuable Shares will be determined according to the following formula:

Number of Issuance Shares = A x 51% x 20 x B ÷ C

For the purpose of the foregoing formula:

A = Audited net annual profit of Makaweng in fiscal year 2020.

B = The daily average middle exchange rate of U.S. Dollars to Chinese Yuan published by the State Administration of Foreign Exchange of the People’s Republic of China on December 31, 2020.

C = The closing price of FVTI’s common stock on December 31, 2020.

Mr. Wang has agreed not to transfer the Issuable Shares for at least three years after delivery of the Issuable Shares (the “Delivery”). He may only transfer up to 30% of his FVTI common stock during the fourth year after the Delivery and cumulatively no more than 60% of his FVTI common stock during the fifth year after the Delivery.

Pursuant to the Makaweng Agreement, Makaweng agreed to establish a board of directors consisting of seven individuals. QHDX agreed to continue to retain Mr. Wang as the legal representative of Makaweng, and appoint him as the manager and Chairman of Makaweng.

The 51% of equity interest of Makaweng was transferred to QHDX and the registration of such transfer with local government authorities was completed on August 28, 2019.

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

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of wine	PRC
JJGS	August 17, 2017	FVTL	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	No operations	PRC
Makaweng	August 28, 2019	QHDX	No operations	PRC

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

Foreign currency translation and re-measurement

The Company translates its results of operations into the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters.”

The reporting currency for the Company and its subsidiaries is the U.S. dollar. The Company, DIGLS, JJGS, JJHK and DILHK’s functional currency is the U.S. dollar. QHDX, JJSZ, FVTL and Makaweng use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period,
●	Nonmonetary assets and liabilities at historical rates, and
●	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
●	Equities at the historical rate, and
●	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	September 30, 2019	December 31, 2018
Spot RMB: USD exchange rate	$0.14138	$0.1454
Average RMB: USD exchange rate	$0.14255	$0.1514

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits in banks, and any investments with maturities with less three months from inception to maturity. The Company’s primary bank deposits are located in the Hong Kong and the PRC. Under the Deposit Insurance System in China, a company’s deposits at one bank is insured for a maximum of approximately $70,000 (RMB500,000). However, management has determined that the risk of loss from insolvency by those financial institutions at which it has deposited its funds is insignificant.

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

During the year ended December 31, 2018 and the nine months ended September 30, 2019, the Company did not experience any delinquent or uncollectible balances; accordingly, the Company did not record any valuation allowance for bad debt during these periods.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when it has been determined that the product is obsolete, spoiled, and that the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are imported alcoholic beverages. The selling price of alcoholic beverages tends to increase over time. However, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time. The Company did not experience an impairment on inventory during the nine months ended September 30, 2019.

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

Advertising

All advertising costs are expensed as incurred. Advertising expense for the nine months ended September 30, 2019 and 2018 were $0 and $0, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of September 30, 2019 and 2018, the Company reported net losses of $321,839 and $197,633, respectively. As of September 30, 2019, the Company had working capital deficit of approximately $729,071. In addition, the Company had net cash outflows of $207,675 from operating activities during the nine months September 30, 2019. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

The Company also relies on related parties to provide financing and management services at cost that may not be the prevailing market rate for such services.

If the Company is not able to generate positive operating cash flows, raise additional capital, and retain the services of certain related parties, it may become insolvent.

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Gross accounts and other receivables	$5,051	$7,706
Less: Allowance for doubtful accounts	-	-
	$5,051	$7,706

NOTE 5 – INVENTORIES

Inventories consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Finished goods	$100,531	$236,173

NOTE 6 - EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
At Cost:
Equipment	60,669	62,385
Less: Accumulated depreciation
Equipment	51,914	52,576
	$8,755	$9,809

NOTE 7 - INCOME TAXES

The Company’s primary operations are conducted in the PRC in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

●	PRC tax rate is 25%;

●	Hong Kong tax rate is 16.5%; and

●	Seychelles is on permanent tax holiday.

The following table provides the reconciliation of differences between statutory and effective tax expenses for nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Income attributed to PRC operations	$(145,784)	$(123,314)
Loss attributed to Seychelles and Hong Kong	(208)
Loss attributed to U.S.	(175,763)	(77,173)
Loss before tax	(321,755)	(200,487)

PRC statutory tax at 25% rate	(80,439)	(50,122)
Effect of Seychelles, PRC, Hong Kong, deductions and other reconciling items	80,523	47,268
Income tax	$84	$(2,854)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
U.S. federal statutory income tax rate	21.0%	21.0%
Higher rates in PRC, net	4.0%	-9.0%
Net operating losses in PRC and other jurisdictions	-25.3%	-12.0%
The Company’s effective tax rate	-0.3%	0%

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of September 30, 2019 and December 31, 2018 are as follow:

		September 30, 2019	December 31, 2018

Mr. Yumin Lin (1)	Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary	$876,693	$554,061
Ms. Qingmei Lin (2)	Mr. Yumin Lin’s wife	12,724	28,350
Mr. Naiyong Luo (3)	Director of DIGLS	0	78,639
Mr. Hongwei Ye	Shareholder	0	25,719
		$889,417	$686,769

(1) The outstanding payables due to Mr. Yumin Lin are comprised of working capital advances and borrowings. These amounts are due on demand and non-interest bearing.

(2) The amounts due to Ms. Qingmei Lin are office rental expenses. The Company’s operating facilities are located within a building owned by Ms. Qingmei Lin.

(3) The Company sold its wine and liquor products to Mr. Naiyong Luo in the amount of $133,378 for the nine months ended September 30, 2019. Mr. Luo is a shareholder of Gaosheng Group Co., Ltd., the prior owner of DIGLS.

NOTE 9 – LEASE COMMITMENTS

The Company has a non-cancelable operating lease with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, Guangdong Province, China. The lease covers the period from May 1, 2017 to April 30, 2027. The monthly rent expense is $3,811 (RMB 25,000). Effective as of May 1, 2018, the monthly rent was lowered to $2,323 (RMB15,000) based on agreement between Ms. Qingmei and Company. Effective as of January 1, 2019, the monthly rent was lowered to $1,491 (RMB10,000) until April 30, 2027, based on agreement between Ms. Qingmei Lin and Company. The agreement does not require a rental deposit. The Company discounted its lease commitment using an expected borrowing rate of 4.35% per annum.

Minimum operating lease commitment under the lease agreement is as follows:

2019	4,242
2020	16,966
2021	16,966
2022	16,966
Thereafter:	73,520
Total future payments of right of use asset	$128,660

NOTE 10 - RISKS

Credit risk

The Company is subject to risk borne from credit extended to customers.

FVTL, Makaweng and QHDX bank deposits are with banks located in the PRC. JJHK’s bank account is located in Hong Kong. DIGLS does not have any bank accounts. The bank accounts that the Company uses are located outside of the U.S. and do not carry federal deposit insurance.

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

Inflation risk

Management monitors changes in prices. Historically inflation has not materially impacted the Company’s financial statements. However, significant increases in the price of wine and liquors that cannot be passed on to the Company’s customers could adversely impact the Company’s results of operations.

Concentrations risk

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company had a concentration of risk in its supply of goods, as one vendor supplied all of the Company’s purchases of finished goods.

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

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc., the “Company,” “FVTI,” “we,” “our” or “us”) was incorporated in the State of Nevada on March 21, 2014. We were initially incorporated to offer users with up-to-date information on digital currencies.

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

On July 13, 2019, the Company and QHDX entered into an equity interest transfer agreement, which was later amended on September 12, 2019 (“Makaweng Agreement”), with Xingwen Wang, a shareholder and legal representative of Yunnan Makaweng Wine & Spirits Co., Ltd. (“Makaweng”), a PRC limited liability company engaged in the distribution of wine and beer. Pursuant to the Makaweng Agreement, QHDX agreed to purchase 51% of Makaweng’s equity interests from Xingwen Wang in exchange for shares of the Company’s common stock based on a formula.

Pursuant to the Makaweng Agreement, QHDX agreed to purchase 51% of Makaweng’s equity interests from Mr. Wang in exchange for shares of FVTI’s common stock (“Issuable Shares”). The total number of Issuable Shares will be determined according to the following formula:

Number of Issuance Shares = A x 51% x 20 x B ÷ C

For the purpose of the foregoing formula:

A = Audited net annual profit of Makaweng in fiscal year 2020.

B = The daily average middle exchange rate of U.S. Dollars to Chinese Yuan published by the State Administration of Foreign Exchange of the People’s Republic of China on December 31, 2020.

C = The closing price of FVTI’s common stock on December 31, 2020.

Mr. Wang has agreed not to transfer the Issuable Shares for at least three years after delivery of the Issuable Shares (the “Delivery”). He may only transfer up to 30% of his FVTI common stock during the fourth year after the Delivery and cumulatively no more than 60% of his FVTI common stock during the fifth year after the Delivery.

The 51% of equity interest of Makaweng was transferred to QHDX and the registration of such transfer with local government authorities was completed on August 28, 2019.

Currently, we are engaged in the business of wholesale distribution and retail sales of imported alcoholic beverages, including wine and distilled liquors in China. Our principal executive offices are located at No. 10 of Tuanjie 2nd Road, Beice, Humen, Dongguan, Guangdong, China 518000. Our telephone number is (86) 76982268999.

Results of Operations

Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Change
Revenue	$95,578	$45,454	$50,124
Cost of revenue	75,795	19,838	55,957
Gross profit	19,783	25,616	(5,833)
Gross profit (%)	21%	56%

Operating expense	98,483	64,446	34,037
Other income(expense)	(143)	(91)	(52)
Provision for income taxes	-	(2,854)	2,851
Foreign currency translation gain	3,054	5,372	(782)
Comprehensive loss	$(75,789)	$(30,695)	$(45,094)

Revenue

Revenue was $95,578 for three months ended September 30, 2019, reflecting an increase of $50,124 from $45,454 for the three months ended September 30, 2018. The reason for the increase was the adoption of new sales and marketing strategies, including price reduction and online marketing, by the Company which increased our sales volume.

Cost of revenue

Cost of revenue was $75,795 for the three months ended September 30, 2019, reflecting an increase of $55,957 from $19,838 for the three months ended September 30, 2018. The increase in cost of revenue was due to the increase of our revenue.

Gross profit

Gross profit was $19,783 and $25,616 for the three months ended September 30, 2019 and 2018, respectively. The gross profit margin decreased to 21% for the three months ended September 30, 2019 from 56% for the corresponding period in 2018, due to the decrease in the sales price of our products, as part of our strategies to promote more sales.

Operating expense

Operating expense was $98,483 for the three months ended September 30, 2019, reflecting an increase of $34,037 from $64,446 for the three months ended September 30, 2018. The increase was primarily due to an increase in general and administrative expense related to professional service fees.

Comprehensive loss

Net loss was $75,789 for the three months ended September 30, 2019, reflecting an increase of $45,094 compared to that of 2018, primarily as a result of the increase in cost of revenue and operating expenses.

Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Change
Revenue	$179,534	$73,427	$106,107
Cost of revenue	137,470	36,971	100,499
Gross profit	42,064	36,456	5,608
Gross profit (%)	23%	49%

Operating expense	366,050	238,327	127,723
Other income(expense)	2,231	1,384	847
Provision for income taxes	81	(2,854)	2935
Foreign currency translation gain	5,718	8,786	(3,068)
Comprehensive loss	$(316,121)	$(188,847)	$(127,274)

Revenue

Net revenue was $179,534 for nine months ended September 30, 2019, reflecting an increase of $106,107 from $73,427 for the nine months ended September 30, 2018. The reason for the increase in revenue was due to the adoption of new sales and marketing strategies, including price reduction and online marketing, by the Company which increased our sales volume.

Cost of revenue

Cost of revenue was $137,470 for the nine months ended September 30, 2019, reflecting an increase of $100,499 from $36,971 for the nine months ended September 30, 2018. The increase in cost of revenue was due to the increase of our revenue.

Gross profit

Gross profit was $42,064 and $36,456 for the nine months ended September 30, 2019 and 2018, respectively. Gross profit margin decreased to 23% for the nine months ended September 30, 2019 from 49% for the corresponding period in 2018 primarily due to the decrease in the sales price of our products, as part of our strategies to promote more sales.

Operating expense

Operating expense was $366,050 for the nine months ended September 30, 2019, reflecting an increase of $127,723 from $238,327 for the nine months ended September 30, 2018. The increase was primarily due to an increase in general and administrative expense related to professional service fees.

Comprehensive loss

Net loss was $316,121 for the nine months ended September 30, 2019, reflecting an increase of $127,274 compared to that of 2018, primarily as a result of the increase in cost of revenue and operating expenses.

Liquidity and Capital Resources

Working Capital Deficit

	September 30, 2019	December 31, 2018	Change

Total current assets	$209,132	$338,305	$(129,173)
Total current liabilities	938,203	735,342	202,861
Working capital deficit	$(729,071)	$(397,037)	$(332,034)

As of September 30, 2019, we had cash and cash equivalents in an amount of $38,206. We have financed our operations primarily though borrowings from related parties. The increase in working capital deficit was primarily due to continued losses from operations and net cash used in operating activities.

Cash Flows

	Nine Months Ended September 30,
	2019	2018	Change
Cash Flows Used in Operating Activities	$(205,921)	$(152,015)	$(53,906)
Cash Flows Provided by Financing Activities	215,027	109,858	105,169
Net Decrease in Cash During Period	$9,106	$(42,157)	$51,263

Cash Flow from Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities consisted of a net loss of $321,839 offset by a liquidation of inventory in the amount of $130,213, which was partially offset by reductions in accounts and other payables of $16,576.

For the nine months ended September 30, 2018, net cash used in operating activities was a result of a net loss of $197,633 reduced by depreciation of $3,754, and a net increase of operating expenses in the amount of $41,864.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $215,027, as compared to $109,858 for the nine months ended September 30, 2018. The increase in net cash provided by financing activities was mainly due to increase in the amount of loans from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, and President (who is also our principal executive officer and principal financial and accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and President, of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of these disclosure controls and procedures, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to the following:

●	the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K;
●	the Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines;
●	the Company lacks accounting personnel with technical knowledge in certain debt and equity transactions and qualified personnel with an appropriate level of SEC filing knowledge and experience;
●	the Company has not developed controls related to the segregation of certain duties; and
●	the Company does not have a well-established procedure to identify, approve, and report related party transactions.

Our management intends to hire additional accounting staff with an appropriate understanding of U.S. GAAP and SEC reporting requirements in the upcoming year.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The exhibits listed on the Exhibit Index are provided as part of this report.

Exhibit Number	Description

10.1*	Equity Interest Transfer Agreement, dated July 13, 2019, by and among Fortune Valley Treasures, Inc., Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd. and Xingwen Wang
10.2*	Amendment to Equity Interest Transfer Agreement, dated September 12, 2019, by and among Fortune Valley Treasures, Inc., Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd. and Xingwen Wang
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortune Valley Treasures, Inc.

Date: November 14, 2019	By:	/s/ Yumin Lin
Yumin Lin
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary
(Principal Executive Officer, and Principal Accounting and Financial Officer)

