Form 10-K
period 2019-12-31
Fortune Valley Treasures, Inc.
filed 2020-05-14
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 000-55555

FORTUNE VALLEY TREASURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

13th Floor, Building B1, Wisdom Plaza

Qiaoxiang Road, Nanshan District

Shenzhen, Guangdong, China 518000

(Address of principal executive office and zip code)

(86) 755-86961405

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of June 28, 2019, there was no active trading market for the registrant’s common stock and therefore the value of shares held by non-affiliates cannot be ascertained.

As of May 13, 2020, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 307,750,100 shares.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The registrant is relying on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies (Release No. 34-88465 dated March 25, 2020), which concerns exemptions from certain filing deadlines in light of COVID-19. The registrant could not file this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 on a timely basis because the outbreak of COVID-19 in China and restrictions on travel and operations, which included, among others, finance team were unable to complete the preparation of the registrant’s consolidated financial statements for the fiscal year ended December 31, 2019, caused delays in completing the required work.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the availability and adequacy of working capital to meet our requirements;
●	the consummation of any potential acquisitions;
●	actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities;
●	changes in our business strategy or development plans;
●	our ability to continue as a going concern;
●	the availability of additional capital to support capital improvements and development;
●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2020 in China and around the world);
●	other risks identified in this report and in our other filings with the Securities and Exchange Commission (the “SEC”); and
●	the availability of new business opportunities.

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

Except as otherwise indicated by the context hereof, references in this report to “Company,” “FVTI,” “we,” “us” and “our” are to Fortune Valley Treasures, Inc. All references to “USD” or U.S. Dollars (US$) are to the legal currency of the United States of America. All references to “RMB” are to the legal currency of People’s Republic of China.

PART I

Item 1. Business

Overview

We have been engaged in the retail and wholesale distribution of a wide spectrum of food and beverage products in Guangdong, China since 2011. In addition, we are actively seeking quality target companies in the food, beverage and alcohol industries for mergers and acquisition for further development of our company.

Corporate History and Structure

Fortune Valley Treasures, Inc., formerly Crypto-Services, Inc., was incorporated in the State of Nevada on March 21, 2014. We were initially incorporated to offer users with up-to-date information on digital currencies.

On July 22, 2015, we filed an amendment to its Articles of Incorporation with the Nevada Secretary of State to change our name from Crypto-Services, Inc. to Fortune Valley Treasures, Inc.

On December 14, 2016, we entered into a sale and purchase agreement (the “Original Agreement”) with DaXingHuaShang Investment Group Limited, a company incorporated under the laws of the Republic of Seychelles (“DIGLS”), and its shareholders. DIGLS is engaged in the business of retail and wholesale of imported wine products in China and owns all of the equity capital of DaXingHuaShang Investment (Hong Kong) Limited (“DILHK”), Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd. (“QHDX”) and Dongguan City France Vin Tout Ltd. (“FVTL”). Pursuant to the Original Agreement, we agreed to issue 300,000,000 shares of our common stock to the stockholders of DIGLS in exchange for 100% of the shares of DIGLS. On April 11, 2018, we entered into a termination agreement with DIGLS, terminating the Original Agreement and all transactions contemplated under the Original Agreement. On April 6, 2018, we entered into a share exchange agreement by and among DIGLS, and each of the shareholders of DIGLS, pursuant to which we issued 300,000,000 shares of common stock in exchange for 100% of the issued shares of DIGLS. The share exchange closed on April 19, 2018 and DIGLS became our wholly-owned subsidiary.

On March 1, 2019, we entered into a sale and purchase agreement (the “SP Agreement”) to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles, in exchange for 100 shares of our common stock and closed the acquisition of JJGS on March 1, 2019. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interests of Jiujiu (HK) Industry Limited (“JJHK”) and Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”). None of JJGS, JJHK and JJSZ have any operations or active business, nor do they have any assets.

The following diagram illustrates our corporate structure as of the date of this Annual Report.

Recent Developments

Coronavirus (COVID-19) Update

Recently, there is an ongoing outbreak of a novel strain of coronavirus (COVID-19) first identified in China and has since spread rapidly globally. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities globally for the past few months. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of our business operations and our workforce are concentrated in China, our business, results of operations and financial condition have been and will continue to be adversely affected. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or mitigate its impact, almost all of which are beyond our control.

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	We temporally closed our offices to adhere to the policy for approximately one month from late January 2020, as required by relevant PRC regulatory authorities. Our offices are slowly reopening pursuant to local guidelines. In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in our operations and supply chains, which have resulted in delays in the shipment of products to certain of our customers.

●	A large number of our employees have been or are in mandatory self-quarantine and the entire business operations of the Company has been restricted since January 2020.

●	Our customers have been negatively impacted by the outbreak, which reduced the demand of our products. As a result, our revenue and income may be negatively impacted in 2020.

●	The situation may worsen if the COVID-19 pandemic continues. We will continue to closely monitor our collections throughout 2020.

A prolonged disruption or any further unforeseen delay in our operations and supply chains could continue to result in delays in the shipment of products to our customers, increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Business Plan

Our business plan is to extend our market shares through acquiring quality businesses in the food, beverage and alcohol industries, in order to increase our customer base and supply channels, as well as to acquire more skilled employees and business connections in the industries. In the past year, the Company has acquired and is in the process of acquiring a few companies in those industries.

We consider the following factors when evaluating quality acquisition targets: (i) costs involved in an acquisition; (ii) financial performance of target; (iii) the reputation of the target in its industry; (iv) target’s existing customer base; (v) target’s supplier network; (vi) the expertise and experience of target’s management and employees; and (vii) the inventory condition of target.

Our management believes that successful acquisitions will bring synergies to our business and enhance our shareholders’ value.

Makaweng Acquisition

On July 13, 2019, the Company and QHDX entered into an equity interest transfer agreement, which was later amended on September 12, 2019 (“Makaweng Agreement”), with Xingwen Wang, a shareholder and legal representative of Yunnan Makaweng Wine & Spirits Co., Ltd. (“Makaweng”), a PRC limited liability company engaged in the business of distribution of wine and beer. Pursuant to the Makaweng Agreement, QHDX purchased 51% of Makaweng’s equity interests from Xingwen Wang in exchange for shares of our common stock (“Makaweng Issuable Shares”), the number of which is determined according to the following formula:

Number of Makaweng Issuable Shares = A x 51% x 20 x B ÷ C

For the purpose of the foregoing formula:

A = Audited net annual profit of Makaweng in fiscal year 2020.

B = The daily average middle exchange rate of U.S. Dollars to Chinese Yuan published by the State Administration of Foreign Exchange of the People’s Republic of China on December 31, 2020.

C = The closing price of our common stock on December 31, 2020.

Mr. Wang has agreed not to transfer the Makaweng Issuable Shares for at least three years after delivery of the Makaweng Issuable Shares (the “Delivery”). He may only transfer up to 30% of his FVTI common stock during the fourth year after the Delivery and cumulatively no more than 60% of his common stock during the fifth year after the Delivery.

The 51% of equity interest of Makaweng was transferred to QHDX and the registration of such transfer with local government authorities was completed on August 28, 2019.

BTF Acquisition

On December 30, 2019, the Company, along with QHDX, entered into an equity interest transfer agreement (the “BTF Agreement”) with shareholders (the “BTF Original Shareholders”) of Foshan BaiTaFeng Beverage Development Co., Ltd. (“BTF”), who collectively owned 100% equity interest of BTF, a limited liability company engaged in the business of bottling and distributing of drinking water in China.

Pursuant to the BTF Agreement, QHDX agreed to purchase 80% of BTF’s equity interest (the “BTF Equity Transfer”) from Mr. Chunbin Li, the legal representative and one of the BTF Original Shareholders of BTF (the “BTF Seller”), in exchange for shares of our common stock (“BTF Issuable Shares”). The completion of the registration of the BTF Equity Transfer with local government authorities (the “BTF Closing”) is subject to satisfaction of all the closing conditions (unless waived), including but not limited to, the approval of the BTF Equity Transfer by BTF shareholders, completion of due diligence review of BTF to the satisfaction of QHDX, waiver from the BTF Original Shareholders to the right of first refusal to purchase the equity interest subject to the BTF Equity Transfer. It is agreed that the BTF Closing shall be conducted prior to the completion of an initial draft of the audited financial statements of BTF.

According to the BTF Agreement, the total number of BTF Issuable Shares will be determined according to the following formula:

Number of BTF Issuable Shares = X x 80% x 15 ÷ 3.02 ÷ Y

For the purpose of the foregoing formula:

X = Net profit of BTF during the period from October 1, 2019 to September 30, 2020.

Y = 7:1, which is the exchange rate of U.S. Dollars to Chinese Yuan mutually agreed by the parties.

Pursuant to the BTF Agreement, we will issue the BTF Issuable Shares to the BTF Seller within 30 business days after September 30, 2020 pursuant to a separate subscription agreement to be entered into by the Company and the BTF Seller or his designee.

BTF and the BTF Original Shareholders have agreed to achieve certain operation objectives of BTF, including a net profit of RMB 9 million (approximately $1.29 million) for the period from October 1, 2019 to September 30, 2020 and a net profit of RMB 3 million (approximately $0.14 million) for the fiscal year ended December 31, 2019. Pursuant to the BTF Agreement, as long as the BTF Seller continues to serve as the general manager and legal representative of BTF, the BTF Original Shareholders and BTF shall ensure BTF achieves an increase in annual net profit of no less than 10% during each year of the five years after September 30, 2020.

Pursuant to the BTF Agreement, BTF will establish a board of directors consisting of three individuals, two of which will be designated by QHDX and one by the BTF Original Shareholders, and appoint a person designated by the BTF Original Shareholders as general manager. To ensure the continuous operations of BTF, the parties agreed that BTF will retain its existing employees and all the management members of BTF shall sign employment agreements and non-compete agreements with BTF. The parties further agreed that BTF will not make any profit distribution within three years after the execution of the BTF Agreement. Any subsequent share transfer or share pledge of QHDX’s equity interest in BTF is subject to the prior written consent of the BTF Original Shareholders. In the event of a late payment of the consideration by QHDX or any delay in the registration of the BTF Equity Transfer with local government caused by the BTF Seller, a daily penalty of 0.05% of the outstanding payment is assessed.

Valley Holdings Acquisition

On March 16, 2020, the Company, along with JJGS, entered into an equity interest transfer agreement (the “Valley Holdings Agreement”) with Valley Holdings Limited (“Valley Holdings”), a Hong Kong company, and Angel International Investment Holdings Limited (the “Valley Holdings Seller”), a 70% shareholder of Valley Holdings. Valley Holdings owns approximately 88.44% of the equity interest of Valley Foods Holdings (Guangzhou) Co., Ltd. (“Valley Food”), which is a limited liability company incorporated in China and engaged in the business of food wholesale and production and sale of food additives in China.

Pursuant to the Valley Holdings Agreement, JJGS agreed to purchase 70% of Valley Holdings’ equity interest (the “Valley Holdings Equity Transfer”) from the Valley Holdings Seller in consideration of shares of FVTI’s common stock (“Valley Holdings Issuable Shares”) valued at $14 million (subject to adjustments in the event of Valley Holdings failing to meet a net profit of HK$5 million (approximately US$0.6 million) for the fiscal year ended December 31, 2019). According to the Valley Holdings Agreement, the total number of Valley Holdings Issuable Shares will be determined based on the closing price of FVTI’s common stock as of the business day immediately preceding the date of the Valley Holdings Closing (as defined below).

As of the date of this Annual Report, the closing of the Valley Holdings Equity Transfer (the “Valley Holdings Closing”) has not occurred. The Valley Holdings Closing is subject to certain conditions, including, but not limited to, (a) completion of due diligence review of Valley Holdings and its subsidiaries to the satisfaction of JJGS, (b) completion of the initial draft of the audited consolidated financial statements of Valley Holdings for the fiscal year ended December 31, 2019, (c) execution of non-competition agreements and confidentiality agreements with the senior management members of Valley Holdings and its subsidiaries, and (d) assignment to Valley Holdings all of the intellectual properties related to the operations of Valley Holdings and its subsidiaries.

Pursuant to the Valley Holdings Agreement, FVTI will issue the Valley Holdings Issuable Shares to the Valley Holdings Seller within 30 business days after the later of the Valley Holdings Closing and the issuance of audit report of Valley Holdings for the fiscal year ended December 31, 2019, pursuant to a separate subscription agreement to be entered into by FVTI and the Valley Holdings Seller or its designee.

To ensure the continuous operations of Valley Holdings and its subsidiaries, the parties agreed that Valley Holdings and its subsidiaries will retain their existing employees and will enter into non-competition and employment agreements with all the management members of Valley Holdings and its subsidiaries. The parties further agreed that Valley Holdings will not make any profit distribution within three years after the execution of the Valley Holdings Agreement. JJGS or the Valley Holdings Seller may terminate Valley Holdings Agreement in writing in the event that any closing condition is not met before April 30, 2020.

Our Business

We sell a variety of wines, such as dry red wine, dry white wine, rosé wine, and sweet wine. Currently we sell about 40 different brands of wine, most of which are imported from France and Spain.

We have put significant efforts in developing and promoting our brand name in different regions of China. Our products are mainly sold to retailers, such as wine shops, convenient stores and supermarkets. The selling price varies by quantities of products each retailer orders from us.

We have cultivated business relationships and achieved recognitions with different organizations over the years, which have improved our business and management efficacy. Specifically, we have been collaborating with Shenzhen Institute of Tsinghua University since 2011, who has been helping us develop innovative management model, operating model and franchising model. We have been a member of Guangdong Provincial Liquor Industry Association since 2011.

Our retail store is located in Humen Town, Dongguan City. It is a six-floor building with a total floor area of 1,200 square meters. We use the first floor exclusively for sample products display. We use the remaining five floors as the Company’s conference room, offices and storage.

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

Type	Name	Effective Date	Content	Updates
President Order 21 of 2015	Food Safety Law	October 1, 2015	The Food Safety Law is the foundational law and the most important food safety law for alcoholic products in China. A great majority of wine regulations are drafted in conformity to the requirements of this law.	Revised on December 29, 2018

AQSIQ Order 144 of 2011	Measures for Administration of Imported/Exported Food Safety	March 1, 2012	This rule oversees the safety of imported and exported food.	Revised on 11/23/2018
CFDA Order 16 of 2015	Measures for Administration of Food Production Licensing	October 1, 2015	This rule requires all food producers in China to procure a production license.	Replaced by the State Administration for Market Regulation Order 24 in 2020
AQSIQ Order 27 of 2012	Administrative Provisions on Inspections and Supervisions of Labelling of Imported/Exported Pre-packaged Foods	June 1, 2012	This rule provides guidelines that governs all pre-packaged foods.
AQSIQ Order 55 of 2012	Administrative Provisions on Filing of Importers and Exporters of Imported Foods	October 1, 2012

This rule provides the guidelines for imported food inspection procedures, including investigation of food importers and exporters, tracking of the source and flow of imported foods and handling of imported food safety inspections.

AQSIQ Order 55 of 2012	Measures for Administration of Imported Alcohol in Domestic Market	October 1, 2012	This rule governs the administrative procedure involved in regulating imported alcohol in Chinese market, promulgated by a variety of Chinese agencies such as the State Economic and Trade Commission, the State Administration for Industry and Commerce, and the Customs General Administration	Abolished on October 1, 2019

AQSIQ Notice on December 23, 2004	Rules for Inspection on Production Licensing of Wines and Fruit Wines	January 1, 2005	This is a rule setting up the inspection procedures on production licensing of wines and fruit wines.
AQSIQ Order 78 of 2005	Geographical Indication Product Protection Regulation	July 15, 2005	This is a regulation that protects China’s geographical indication products. It regulates the use of geographical indication product names and trademarks while safeguarding the quality of geographical indication products.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely primarily on a combination of trademark and trade secret laws to establish and protect our proprietary rights.

We currently have three registered trademarks in China.

Trademark Number	Issue Date	Expiration Date	Trademark Title
9680266	August 21, 2012	August 20, 2022	法蓝图

9680456	August 21, 2012	August 20, 2022

9848821	June 21, 2017	June 20, 2027

Employees

As of May 13, 2020, the Company had 10 employees, all of which were on a full-time basis. The following table sets forth the number of our full-time employees categorized by function as of May 13, 2020:

Function	Number of Employees
Finance	3
Sales and Marketing	3
IT and Engineering	1
General and Administrative	3
Total	10

All of our employees are based in the cities of Shenzhen and Dongguan, where our operations are located.

As required by PRC regulations, we participate in various government statutory employee benefit plans, including social insurance funds, namely a pension contribution plan, a medical insurance plan, an unemployment insurance plan,· a work-related injury insurance plan and a maternity insurance plan and a housing provident fund. We are required under PRC law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. We have not made adequate employee benefit payments, and may be required to make up the contributions for these plans as well as to pay late fees and fines.

We enter into standard labor and confidentiality agreements with each of our employees. We believe that we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 13th Floor, Building B1, Wisdom Plaza, Qiaoxiang Road, Nanshan District, Shenzhen, Guangdong, China 518000, comprising an aggregate of 120 square meters, without a lease or charge.

In addition, we maintain a store and warehouse, comprising an aggregate of 1,200 square meters, in Dongguan city, Guangdong province, China under a lease, which expires on April 30, 2027, with a related party. The current monthly rent is RMB10,000 (approximately $1,450).

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common stock. Our common stock trades on the OTCQB marketplace (“OTCQB”) under the symbol “FVTI”. The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Stockholders of Record

As of May 13, 2020, there were 382 stockholders of all of our issued and outstanding shares of common stock.

Dividends

We have not declared any cash dividends with respect to our common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in U.S. Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Coronavirus (COVID-19) Update

Recently, there is an ongoing outbreak of a novel strain of coronavirus (COVID-19) first identified in China and has since spread rapidly globally. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities globally for the past few months. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of our business operations and our workforce are concentrated in China, our business, results of operations and financial condition have been and will continue to be adversely affected. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or mitigate its impact, almost all of which are beyond our control.

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	We temporally closed our offices to adhere to the policy for approximately one month from late January 2020, as required by relevant PRC regulatory authorities. Our offices are slowly reopening pursuant to local guidelines. In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in our operations and supply chains, which have resulted in delays in the shipment of products to certain of our customers.

●	A large number of our employees have been or are in mandatory self-quarantine and the entire business operations of the Company has been restricted since January 2020.

●	Our customers have been negatively impacted by the outbreak, which reduced the demand of our products. As a result, our revenue and income may be negatively impacted in 2020.

●	The situation may worsen if the COVID-19 pandemic continues. We will continue to closely monitor our collections throughout 2020.

A prolonged disruption or any further unforeseen delay in our operations and supply chains could continue to result in delays in the shipment of products to our customers, increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Results of Operations

	Years Ended December 31,
	2019		2018		Change
Revenue	$275,219	100%	$95,849	100.0%	$179,370	187.14%

Cost of revenue	216,222	78.56%	46,497	48.5%	169,725	365.02%
Gross profit	58,997	21.44%	49,352	51.5%	9,645	19.54%

Operating expense	439,340	159.63%	315,437	329.1%	123,903	39.28%
Other income(expense)	2,669	0.97%	847	0.9%	1,822	215.11%
income taxes	82	0.03%	(2,814)	(2.9)%	2896	-102.91%
Net loss	$(377,756)	(137.26)%	$(262,424)	(273.8)%	$(115,332)	43.95%

Revenue

Revenue totaled $275,219 for the year ended December 31, 2019, an increase of $179,370, or 187.1%, as compared to that of 2018. The reason for the increase was our adoption of new sales and marketing strategies, including price reduction and online marketing, which increased our sales volume.

Cost of Revenue

Cost of revenue totaled $216,222 for the year ended December 31, 2019, an increase of $169,725, or 365.02%, as compared to that of 2018. The increase in cost of revenue was due to the increase of our revenue. The Company has not yet achieved economies of scale in its business, so it is not able to procure products at higher discount level from purchasing at higher volumes.

Gross Profit

Gross profit was $58,997 and $49,352 for the years ended December 31, 2019 and 2018, respectively. Gross profit margin decreased to 21.44% for the year ended December 31, 2019 from 51.5% for the corresponding period in 2018 primarily due to the decrease in the sales price of our products, as part of our strategies to promote more sales.

Operating Expenses

General and administrative expenses totaled $439,340 for the year ended December 31, 2019, an increase of $123,903, or 39.28%, as compared to that of 2018. The increase was primarily due to an increase in professional service fees.

Net Loss

Net loss totaled $377,756 for the year ended December 31, 2019, an increase of $115,332, of 43.95%, as compared to that of 2018, primarily as a result of the increase in cost of revenue and operating expenses.

Liquidity and Capital Resources

Working Capital

	December 31,
	2019	2018	Change
Total current assets	$73,970	$338,305	$(264,335)
Total current liabilities	855,352	735,342	120,010
Working capital deficit	(781,382)	(397,037)	384,345

As of December 31, 2019, we had cash and cash equivalents in the amount of $38,137. We financed our operations primarily though borrowings from related parties. The Company’s current assets decreased significantly as a result of continued operating losses and net cash used in operating activities.  Accordingly, the corresponding working capital deficit increased as a result of the decrease in current assets and the increase in current liabilities.

Cash Flows

	Years Ended December 31,
	2019	2018	Change
Cash Flows (used in) generated in Operating Activities	$(173,646)	$(230,379)	$56,733
Cash Flows used in Investing Activities	-	-	-
Cash Flows provided by (used in) Financing Activities	182,306	182,417	(111)
Net (decrease) increase in Cash During Period	$8,660	$(47,962)	$56,622

Cash Flow from Operating Activities

Cash flow used in operating activities for the year ended December 31, 2019 was $173,646 as compared to that of $230,379 in 2018, reflecting an increase of $56,733. The change is a result of the Company liquidating its inventory in the amount of $206,785. The Company decreased its inventory position during the end of 2019 in order to generate and conserve cash, and did not commit additional cash to inventory which would mitigate the risk of impaired inventory as result of expected limited demand during the time when the COVID-19 pandemic was growing globally.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $182,306 for the year ended December 31, 2019, compared to that of $182,417 in 2018. The decrease in net cash provided by financing activities was mainly due to decrease in the amount of loans from related parties.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee. The Company has interviewed and is in the process of engaging a pre-audit firm to help with the closing of its books and the preparation of the SEC reporting requirements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the board of directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”) and includes those policies and procedures that:

●	Apply to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019. Based on that assessment and on those criteria, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2019. The principal basis for this conclusion is failure to engage sufficient resources in regards to our accounting and reporting obligations. As discussed above, the Company has interviewed and is in the process of engaging a pre-audit firm to help with the closing of its books and the preparation of the SEC reporting requirements.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are an emerging growth company.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position with the Company
Yumin Lin	51	Chairman of the Board, Chief Executive Officer, President and Secretary
Kaihong Lin	46	Chief Financial Officer, Treasurer and Director

Yumin Lin has serves as the Chairman of the Board, Chief Executive Officer, President and Secretary of the Company since December 2016. He has also been serving as chairman to FVTL since May 2011, the executive director of DILHK since June 2016, the executive director or QHDX since November 2016, the executive director of Shenzhen Xinghuashang Industrial Group Co., Ltd., a consulting company in China, since December 2019 and the director of Huashang Industrial Group Co., Ltd., a business consulting company in China, since October 2019. From April 1999 to May 2011, he was the general manager of Dongguan Saite Building Material Co., Ltd., a building material supplier in China.

Kaihong Lin has served as the Chief Financial Officer, Treasurer and Director of the Company since December 2019. In addition, he has been the head of the finance department of QHDX since March 2019. Prior to that, he was the head of the finance department of Guangdong Minche New Energy Automobile Co., Ltd., a new energy automobile company, from June 2018 to March 2019. He served as financial director in Guangdong Duncheng Environmental Protection Technology Co., Ltd., an environmental engineering company in China, from June 2017 to May 2018. From October 2015 to May 2017, Mr. Lin was the head of the finance department and a member of the board of Guangzhou Jingcheng Inspection Technology Co., Ltd., a company specialized in testing and assessment across various industries, including environment, construction, electronics, food safety and so on. From January 1997 to October 2015, he was the head of the finance department of Guangdong Provincial Expressway Development Co., Ltd. (SHE: 000429), a construction and maintenance company for highways and bridges. Mr. Lin received a bachelor’s degree in human resources from Peking University, a bachelor’s degree in accounting from Jinan University, and a master’s degree in software engineering with a concentration in financial informatics from Tianjin University.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” Neither of our directors is independent under the applicable standards.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors or executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, there are no material proceedings to which any of our directors, officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2019, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative error, Yumin Lin failed to file a Form 3 on December 20, 2016 after becoming subject to Section 16(a) reporting requirements on March 22, 2019.

Board Committees

We currently have not established any committees of the Board. Our Board may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. Our Board performs all functions that would otherwise be performed by committees. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time. The entire Board oversees our audits and auditing procedures. Neither of our directors is not an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.

Compensation Committee

We have no separate compensation committee at this time. The entire Board oversees the functions, which would be performed by a compensation committee.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the code of ethics is available on our website at http://en.hsfgjt.com/ and is attached as Exhibit 14.4 to this Annual Report.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and Chief Financial Officer for the year ended December 31, 2019 and 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yumin Lin	2018	17,497	-	-	-	-	-	-	17,497
Chairman of the Board, Chief Executive Officer, President and Secretary	2019	8,565	-	-	-	-	-	-	8,565
Kaihong Lin (1)	2018	-	-	-	-	-	-	-	-
Chief Financial Officer, Treasurer and Director	2019	25,700	-	-		-	-	-	25,700

(1) Ms. Kiahong Lin was appointed by the Board to serve as the Chief Financial Officer, Treasurer and a director of the Company on December 20, 2019.

Outstanding Equity Awards

There were no outstanding equity awards, as of December 31, 2019.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We did not pay our directors any compensation for their services during the year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of May 13, 2020 by (i) each shareholder known by the Company to be the beneficial owner of 5% or more of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

The business address of each directors and officers listed below is 13th Floor, Building B1, Wisdom Plaza, Qiaoxiang Road, Nanshan District, Shenzhen, Guangdong, China 518000.

Name	Number of Shares Owned	Percentage of Shares Owned
5% Shareholders
China Kaipeng Group Co., Ltd.(1)	153,000,000	49.7%
Gaosheng Group Co., Ltd.(2)	87,430,924	28.4%
Directors and Officers
Yumin Lin	18,000,000	5.8%
Kaihong Lin	71,750	*
All officers and directors as a group (two persons)	18,071,750	5.9%

* Less than one percent.

(1)	Ma Hui Jun is a 100% shareholder of China Kaipeng Group Co., Ltd. and is deemed to hold the voting and dispositive power over the Company’s common stock held by China Kaipeng Group Co., Ltd. The business address of this company is Second Floor, Capital City Independence Avenue Mahe Victoria, Seychelles.

(2)	Luo Nai Yong is a 100% shareholder of Goasheng Group Co., Ltd. and is deemed to hold the voting and dispositive power over the Company’s common stock held by Gaosheng Group Co., Ltd. The business address of this company is Second Floor, Capital City Independence Avenue Mahe Victoria, Seychelles.

The Company does not know any arrangements which may result in a change in control of the Company at a subsequent date.

Item 13. Certain Relationships, Related Transactions and Director Independence

The Company sold its wine and liquor products to Mr. Naiyong Luo in the amounts of $220,203 and $41,565 for the years ended December 31, 2019 and 2018, respectively. The sales transactions occurred in the normal course of business. Mr. Luo is a director of DIGLS.

During the year ended December 31, 2019, Mr. Yumin Lin, our Chairman, Chief Executive Officer, President and Secretary, made working capital advances and loans to the Company for an aggregate amount of $791,576, of which $791,576 was outstanding as of December 31, 2019.  Mr. Yumin Lin made additional advances after December 31, 2019.  The outstanding balance owed to him at March 31, 2020 was $848,597. These funds are due on demand and non-interest bearing.

The Company has a non-cancelable operating lease agreement with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027. The monthly rent expense is RMB 10,000 (approximately $1,450). The total rental rent expense for the year ended December 31, 2019 and 2018 was $18,870 and $33,317, respectively. The agreement does not call for a rental deposit equivalent. The outstanding balance owed to her at December 31, 2019 was $17,201.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended December 31, 2019 and 2018.

Fee Category	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees (1)	$15,198	$50,177
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1) This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3) This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4) This category consists of fees for services provided by our independent registered public accountants other than the services described above.

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report

(1) All Financial Statements

The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Statements” are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014).

4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1*	English translation of Equity Interest Transfer Agreement, dated as of December 30, 2019, by and among Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., Chunbin Li, Miaoqin Yao and Fortune Valley Treasures, Inc.

10.2*	English translation of Equity Interest Transfer Agreement, dated as of March 16, 2020, by and among Jiujiu Group Stock Co., Ltd., Valley Holdings Limited, Angel International Investment Holdings Limited and Fortune Valley Treasures, Inc.

10.3	Employment Agreement, dated as of December 20, 2019, by and between Fortune Valley Treasures, Inc. and Kaihong Lin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019)

10.4	Equity Interest Transfer Agreement, dated July 13, 2019, by and among Fortune Valley Treasures, Inc., Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd. and Xingwen Wang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019)

10.5	Amendment to Equity Interest Transfer Agreement, dated September 12, 2019, by and among Fortune Valley Treasures, Inc., Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd. and Xingwen Wang (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019)

10.6	Sale and Purchase Agreement, dated March 1, 2019, by and between Fortune Valley Treasure, Inc. and Deng, Dong Hui, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2019)

14.1*	Code of Ethics

21.1*	Subsidiaries of the registrant

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE VALLEY TREASURES, INC.
Date: May 14, 2020

	By:	/s/ Yumin Lin
	Name:	Yumin Lin
	Title:	Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Kaihong Lin
Name:	Kaihong Lin
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Fortune Valley Treasures, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Fortune Valley Treasures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortune Valley Treasures, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year ended December 31, 2018 and had a working capital deficit, which raised substantial doubt about its ability to continue as a going concern. As of and for the year ended December 31, 2019, the Company had a working capital deficit and continued to incur substantial losses which continue to give raise to the substantial doubt that the Company will continue as a going concern. Management’s plans to address this substantial doubt are set forth in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since December 4, 2017

San Mateo, California

May 13, 2020

Fortune Valley Treasures, Inc.

Consolidated Balance Sheets

At December 31, 2019 and 2018

	2019	2018
Assets
Current assets
Cash and cash equivalents	$38,137	$29,999
Accounts and other receivable, net	146	7,706
Inventories	28,502	236,175
Prepaid expenses	4,094	8,000
Due from related parties	-	54,344
Prepaid taxes and taxes recoverable	3,091	2,081
Total current assets	$73,970	$338,305

Non-current assets
Plant and equipment, net	8,611	9,809
Right of use asset, net	110,456	-
Total Assets	$193,037	$348,114

Liabilities and Stockholders’ Equity
Current liabilities
Lease obligation - current	13,715	-
Accounts and taxes payable	32,860	48,282
Accrued liabilities and other payables	-	291
Customers advances and deposits	-	-
Due to related parties	808,777	686,769
Total current liabilities	$855,352	$735,342

Lease obligations – non-current	98,189	-
Total Liabilities	$953,541	$735,342

Stockholders’ Deficit
Common stock (3,000,000,000 shares authorized, 307,750,000 issued and outstanding at December 31, 2019 and 2018)	307,750	307,750
Additional paid in capital	-	-
Accumulated deficit	(1,085,853)	(708,097)
Accumulated other comprehensive income	17,599	13,119
Total Stockholders’ Deficit	(760,504)	(387,228)

Total Liabilities and Stockholders’ Deficit	193,037	348,114

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years ended December 31, 2019 and 2018

	2019	2018

Net revenues (related party revenue $245,392 and $46,585 for 2019 and 2018)	$275,219	$95,849
Cost of revenues	216,222	46,497
Gross profit	58,997	49,352

Operating expenses:
General and administrative expenses	439,340	315,437

Operating loss	(380,343)	(266,085)

Other income	2,474	1,442
Interest income	206	104
Interest expense	(11)	(699)
	2,669	847

Loss before tax	(377,674)	(265,238)

Income tax	82	(2,814)

Net loss	$(377,756)	$(262,424)

Other comprehensive income:
Foreign currency translation gain (loss)	4,480	6,677

Comprehensive loss	$(373,276)	$(255,747)

Loss per share
Basic and diluted earnings per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,000	307,750,000

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years ended December 31, 2019 and 2018

					Accumulated
			Additional		other
	No. of	Common	Paid in	Retained	comprehensive
	Shares	Stock	capital	earnings	income	Total
Balance as of December 31, 2017	307,750,000	307,750	-	(445,673)	6,441	(131,482)
Net loss	-	-	-	(262,424)	-	(262,424)
Foreign currency translation adjustment	-	-	-	-	6,677	6,677
Balance as of December 31, 2018	307,750,000	307,750	-	(708,097)	13,119	(387,228)
Net loss	-	-	-	(377,756)	-	(377,756)
Foreign currency translation adjustment	-	-	-	-	4,480	4,480
Balance as of December 31, 2019	307,750,000	307,750	-	(1,085,853)	17,599	(760,504)

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net loss	$(377,756)	$(262,424)
Depreciation and amortization	16,314	3,926
Increase in accounts and other receivables	7,512	(4,294)
(Decrease)/increase in inventories	206,785	33,816
Increase (decrease) in advances and prepayments to suppliers	2,854	(3,504)
(Decrease) increase in accounts, other payables and lease obligations	(29,355)	2,100
Net cash used in operating activities	(173,646)	(230,379)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Borrowing and payments to related parties, net	182,306	182,417
Net cash provided by financing activities	182,306	182,417

Net decrease of cash and cash equivalents	8,660	(47,962)

Effect of foreign currency translation on cash and cash equivalents	(522)	178

Cash and cash equivalents–beginning of period	29,999	77,782

Cash and cash equivalents–end of period	$38,137	$29,999

Supplementary cash flow information:
Interest received	$206	$104
Interest paid	$11	$699
Income taxes paid	$82	$-

See accompanying notes to the financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) (“FVTI” or the “Company”) was incorporated in the State of Nevada on March 21, 2014. The Company’s current primary business operations of wholesale distribution and retail sales of alcoholic beverages of wine and distilled liquors are conducted through its subsidiaries in the People’s Republic of China (“PRC”).

On January 5, 2018, the Company changed its fiscal year end from August 31 to December 31.

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

On March 1, 2019, the Company entered into a sale and purchase agreement (the “SP Agreement”) to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction contemplated in the SP Agreement was closed on March 1, 2019. Pursuant to the SP Agreement, the Company issued 100 shares of its common stock to JJGS to acquire 100% of the shares of JJGS for a cost of $150. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interests of Jiujiu (HK) Industry Limited (“JJHK”) and Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”). JJGS, JJHK and JJSZ did not have any material assets or liabilities at December 31 2019, and they did not have any substantial operations or active business during the year ended December 31, 2019.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	December 31, 2019	December 31, 2018
Spot RMB: USD exchange rate	$0.14334	$0.14538
Average RMB: USD exchange rate	$0.14505	$0.15144

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits in banks, and any investments with maturities with less three months from inception to maturity. The Company’s primary bank deposits are located in the Hong Kong and the PRC. Under the Deposit Insurance System in China, a company’s deposits at one bank is insured for a maximum of RMB 500,000 (approximately $70,000). However, management has determined that the risk of loss from insolvency by those financial institutions at which it has deposited its funds is insignificant.

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

During the year ended December 31, 2019, the Company had not experienced any delinquent or uncollectible balances; accordingly, the Company did not record any valuation allowance for bad debt during this period.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when is has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are alcoholic beverages; the selling price of alcoholic beverages tend to increase over time; however, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time. The Company did not experience any impairment on inventory during the years ended December 31, 2019 and 2018.

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

Right-of-use asset and lease liabilities

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under U.S. GAAP on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.

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

Revenue recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all subsequent ASUs that modified ASC 606 on April 1, 2017 using the full retrospective method which requires the Company to present the financial statements for all periods as if Topic 606 had been applied to all prior periods. Revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

In applying ASC 606, the Company recognizes revenue when the Company has negotiated the terms of the transaction, set forth the sales price, transferred of possession of the product to the customer, determined that the customer does not have the right to return the product, determined that the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company’s gross revenue consists of the value of goods invoiced, net of any value-added tax (“VAT”).

Advertising

All advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2019 and 2018, were $0 and 0, respectively.

Shipping and handling

Outbound shipping and handling are expensed as incurred.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to either expenses as incurred or allocated to inventory as a part of overhead.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments-Credit Losses (Topic 326) amends guidelines on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has evaluated the impact of the adoption of ASU 2016-13 on its consolidated financial statements and has determined there is no material impact.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this standard will remove, modify and add certain disclosures under ASC Topic 820, Fair Value Measurement, with the objective of improving disclosure effectiveness. ASU 2018-13 will be effective for the Company’s fiscal year beginning April 1, 2020, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect ASU 2018-13 to have a material impact to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in this Update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. For the years ended December 31, 2019 and 2018, the Company reported net losses of $377,756 and $262,424, respectively. There was substantial doubt regarding the Company’s ability to continue as a going concern as of December 31, 2018. As of December 31, 2019, the Company had working capital deficit of approximately $781,382. In addition, the Company had net cash outflows of $173,646 from operating activities during the years ended December 31, 2019. These conditions continue to raise substantial doubt as to whether the Company may continue as a going concern as of the date of this report.

The Company also relies on related parties to provide financing and management services at cost that may not be the prevailing market rate for such services.

If the Company is not able to generate positive operating cash flows, raise additional capital, and retain the services of certain related parties, it may become insolvent.

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Gross accounts and other receivables	$146	$7,678
Less: Allowance for doubtful accounts	-	-
	$146	$7,678

NOTE 5 – INVENTORIES

Inventories consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Finished goods	$28,502	$236,175

NOTE 6 - EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2019 and 2018:

	2019	2018
At Cost:
Equipment	61,510	62,385
Less: Accumulated depreciation
Equipment	52,899	52,576
	$8,611	$9,809

The Company did not purchase any equipment during the years ended December 31, 2019 and 2018. Changes in the cost of equipment are related to differences in foreign currency rates at different reporting periods. Depreciation expenses translated at the average exchange rates for the years ended December 31, 2019 and 2018 were $1,073 and $3,926, respectively.

NOTE 7 - INCOME TAXES

The Company’s primary operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

●	PRC tax rate is 25%;
●	Hong Kong tax rate is 16.5%; and
●	Seychelles is on permanent tax holiday.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2019 and 2018:

	2019	2018
Loss attributed to PRC operations	$(183,120)	$(162,259)
Loss attributed to Seychelles and HK	(1,820)	(82)
Loss attributed to US	(192,734)	(102,897)
Loss before tax	(377,674)	(265,238)

PRC Statutory Tax at 25% Rate	(45,780)	(40,565)
Effect of Seychelles, PRC, HK, deductions and other reconciling items, and election to recognize tax benefits	45,862	37,751
Income tax	$82	$(2,814)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2019 and 2018:

	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%
Higher rates in PRC, net	4.0%	4.0%
Reconciling items, net operating losses in PRC and other jurisdictions, election to not recognize tax asset	-25.0%	-23.9%
The Company’s effective tax rate	0.0%	1.1%

On July 1, 2018, the Company changed its status from a general VAT taxpayer to simplified calculation method taxpayer. In accordance with the rules applicable to general VAT taxpayers, an entity must present VAT payable using the net between the output VAT (at a rate of 16%) and the available input VAT amount (at the rate applicable to the supplier). Under the simplified calculation method, no input VAT is deductible and a uniform 3% levying rate applies.

NOTE 8- RELATED PARTY TRANSACTIONS

Amounts due to related parties as of December 31, 2019 and 2018 are as follows:

		2019	2018
Mr. Yumin Lin (1)	President, Chief Executive Officer, Secretary, Director	$791,576	$554,061
Ms. Qingmei Lin (2)	Mr. Yumin Lin’s wife	17,201	28,350
Mr. Naiyong Luo(3)	Director of DIGL	-	78,639
Mr. Hongwei Ye (4)	Shareholder	-	25,719
		$808,777	$686,769

(1)	The outstanding payables due to Mr. Yumin Lin are comprised of working capital advances and borrowings. These amounts are due on demand and non-interest bearing.
(2)	The amounts due to Ms. Qingmei Lin are for office rental expenses. The Company’s operating facilities are located within a building owned by Ms. Qingmei Lin.
(3)	The Company sold a portion of its wine and liquor products to Mr. Naiyong Luo in the amounts of $220,203 and $41,565 for the years ended December 31, 2019 and 2018. As of December 31, 2018, the Company had a customer deposit from Mr. Luo in the amount of $78,639. These sales occurred in the normal course of business. Mr. Luo is a shareholder of Gaosheng Group Co., Ltd., the prior owner of DIGLS.
(4)	The Company sold a portion of its wine and liquor products to Mr. Hongwei Ye in the amounts of $25,189 and $5,020 for the years ended December 31, 2019 and 2018. As of December 31, 2018, the Company had a customer deposit from Mr. Ye in the amount of $25,719. These sales occurred in the normal course of business.

NOTE 9 – RIGHT OF USE ASSETS AND LEASE COMMITMENTS

The Company has a non-cancelable operating lease agreement with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027. The monthly rent expense is RMB 10,000 (approximately $1,450). The total rental rent expense for the year ended December 31, 2019 and 2018 was $18,870 and $33,317, respectively. The agreement does not call for a rental deposit equivalent.

Minimum operating lease commitment for the agreement is as follows:

2019	17,201
2020	17,201
2021	17,201
2022	17,201
2023	17,201
Thereafter:	40,136
$126,141

Right of Use Assets:	December 31, 2019
Gross Payments	143,345
Less: Amortization	(15,062)
Discount	(17,827)
Net amount	$110,456

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

There is global pandemic caused by the COVID 19 virus. The Company’s sales and operations may be materially adversely affected by the pandemic.

Inflation risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the Company’s financial statements; however, significant increases in the price of wine and liquors that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

Concentrations risks

During the year ended December 30, 2019 and the year ended December 31, 2018, the Company had a concentration of risk in its supply of goods, as one vendor supplied all of the Company’s purchases of finished goods.

During the year ended December 30, 2019 and the year ended December 31, 2018, the Company had a concentration of risk in its demand for goods, as a single customer, whom is also a related party accounted for $220,203 and $46,585 of the Company’s sales.

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

On December 30, 2019, FVTI, along with QHDX, entered into an equity interest transfer agreement with shareholders of Foshan BaiTaFeng Beverage Development Co., Ltd. (“BTF”), who collectively owned 100% equity interest of BTF, a limited liability company engaged in the business of bottling and distributing of drinking water in China. Among other requirements, a draft form of the audited financial statements of BTF is required for closing of this transaction. As of the date of this report, draft audited financial statements are not yet available. Additional details regarding this transaction can be found on the Form 8-K filed by the Company with the U.S. Securities and Exchange Commission on January 6, 2020.

On March 16, 2020, FVTI, along with JJGS, entered into an equity interest transfer agreement with Valley Holdings Limited (“Valley Holdings”), a Hong Kong company, and Angel International Investment Holdings Limited, a 70% shareholder of Valley Holdings. Valley Holdings owns approximately 88.44% of the equity interest of Valley Foods Holdings (Guangzhou) Co., Ltd., which is a limited liability company incorporated in China and engaged in the business of food wholesale and production and sale of food additives in China. Additional details regarding this transaction can be found on the Form 8-K filed by the Company with the U.S. Securities and Exchange Commission on March 20, 2020.

The Company experienced a decline in sales after December 31, 2019 as it was not able to conduct business during the first quarter of 2020 as result of the global pandemic, COVID 19.

Except for the above-mentioned material subsequent events and disclosures found in these financial statements, there were no other events that management deemed necessary for disclosure as a material subsequent event.

