Form 10-Q
period 2020-03-31
Fortune Valley Treasures, Inc.
filed 2020-05-15
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-55555

FORTUNE VALLEY TREASURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

13th Floor, Building B1, Wisdom Plaza Qiaoxiang Road, Nanshan District Shenzhen, Guangdong, China	518000
(Address of principal executive offices)	(Zip Code)

(86) 755-86961405

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

As of May 14, 2020, there were 307,750,100 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

2

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the availability and adequacy of working capital to meet our requirements;
●	the consummation of any potential acquisitions;
●	actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities;
●	changes in our business strategy or development plans;
●	our ability to continue as a going concern;
●	the availability of additional capital to support capital improvements and development;
●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global COVID-19 outbreak in China and around the world);
●	other risks identified in this report and in our other filings with the Securities and Exchange Commission (the “SEC”); and
●	the availability of new business opportunities.

This quarterly report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this quarterly report are made as of the date of this quarterly report and should be evaluated with consideration of any changes occurring after the date of this quarterly report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context hereof, references in this report to “Company,” “FVTI,” “we,” “us” and “our” are to Fortune Valley Treasures, Inc. and its subsidiaries. All references to “USD” or “U.S. Dollars (US$)” are to the legal currency of the United States of America. All references to “RMB” are to the legal currency of People’s Republic of China.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortune Valley Treasures, Inc.

Financial Statements

March 31, 2020

(Unaudited)

Fortune Valley Treasures, Inc.

Condensed Consolidated Balance Sheets

At March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$68,391	$38,137
Accounts and other receivable, net	16,071	146
Inventories	26,324	28,502
Prepaid expenses	17,000	4,094
Prepaid taxes and taxes recoverable	4,008	3,091
Total current assets	$131,794	$73,970

Non-current assets
Plant and equipment, net	55,339	8,611
Right of use asset	105,051	110,456
Total Assets	$292,184	$193,037

Current liabilities
Lease obligation-current	13,616	13,715
Accounts, taxes, other payables, and accruals	188,357	32,860
Due to related parties	852,831	808,777
Total current liabilities	$1,054,804	$855,352
Long term liabilities
Lease obligations-non-current	93,234	98,189
Total Liabilities	$1,148,038	$953,541

Stockholders’ Deficit
Common stock (3,000,000,000 shares authorized, 307,750,100 issued and outstanding at March 31, 2020 and December 31, 2019)	307,750	307,750
Additional paid in capital	-	-
Accumulated deficit	(1,188,421)	(1,085,853)
Accumulated other comprehensive income	24,817	17,599
Total Stockholders’ Deficit	(855,854)	(760,504)

Total Liabilities and Stockholders’ Deficit	292,184	193,037

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31, 2020	March 31, 2019

Net revenues (related party revenue $0 and $34,220, respectively)	$22,051	$42,020
Cost of revenues	14,426	28,908
Gross profit	7,625	13,112

Selling, general and administrative expenses	110,861	47,239

Operating loss	(103,236)	(34,127)

Other income (expenses):	778	1,305
Interest income	8	38
Interest expense	(118)	(59)
	668	1,284

Loss before tax	(102,568)	(32,843)

Income tax	-	(85)

Net loss	$(102,568)	$(32,928)

Other comprehensive income:
Foreign currency translation gain	7,218	(3,493)

Comprehensive loss	$(95,350)	$(36,421)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,100	307,750,100

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2019 and the Three Months Ended March 31, 2020

						Accumulated
			Paid			other	Non
	No. of	Common	in	Statutory	Retained	comprehensive	controlling
	Shares	stock	capital	reserves	earnings	income	interest	Total

Balance as of January 1, 2019	307,750,000	307,750	-	-	(708,097)	13,119	-	(387,228)
Net loss					(377,756)		-	(377,756)
Foreign currency translation adjustment						4,480		4,480
Balance as of December 31, 2019	307,750,000	307,750	-	-	(1,085,853)	17,599	-	(760,504)
Net loss					(102,586)
Foreign currency translation adjustment						7,218		7,218
Balance as of March 31, 2020	307,750,000	307,750	-	-	(1,188,421)	24,817	-	(855,854)

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net loss	$(102,568)		$(32,928)
Depreciation of fixed assets	6,829		276
Decrease/(increase) in accounts and other receivables	(16,136)		2,750
Decrease in inventories	1,762		24,626
(Increase)/ decrease in advances and prepayments to suppliers	(13,883)		(9,736)
Increase (decrease) in accounts and other payables	149,272		(16,326)
Net cash used in operating activities	25,276		(31,338)

Cash flows from investing activities
Investment in improvements and decorations	(50,550)		-
Net cash used in investing activities	(50,550)		-

Cash flows from financing activities
Borrowing and payments to related parties, net	56,590		159,116
Net cash provided by (used in) financing activities	56,590		159,116

Net increase of cash and cash equivalents	31,316		127,778

Effect of foreign currency translation on cash and cash equivalents	(991)		175

Cash and cash equivalents–beginning of period	38,066		29,999

Cash and cash equivalents–end of period	$68,391		$157,952

Supplementary cash flow information:
Interest received	$8		$38
Interest paid	$118	$
Income taxes paid	$-		$-
Recognition of right of use asset	$105,051		$122,806

See accompanying notes to the financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc., the “Company” or “FVTI”) was incorporated in the State of Nevada on March 21, 2014. The Company is engaged in the business of wholesale distribution and retail sales of alcoholic beverages, including wine and distilled liquors, through its subsidiaries in the People’s Republic of China (“PRC” or “China”).

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

The closing of the Valley Holdings Equity Transfer (the “Valley Holdings Closing”) is intended to occur on or before April 30, 2020 or such later date agreed upon in writing. The Valley Holdings Closing is subject to certain conditions, including, but not limited to, (a) completion of due diligence review of Valley Holdings and its subsidiaries to the satisfaction of JJGS, (b) completion of the initial draft of the audited consolidated financial statements of Valley Holdings for the fiscal year ended December 31, 2019, (c) execution of non-competition agreements and confidentiality agreements with the senior management members of Valley Holdings and its subsidiaries, and (d) assignment to Valley Holdings all of the intellectual properties related to the operations of Valley Holdings and its subsidiaries.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These condensed consolidated financial statements, accompanying notes, and related disclosures have been prepared pursuant to the rules and regulations of the SEC. These financial statements have been prepared using the accrual basis of accounting in accordance with the generally accepted accounting principles in the United States (“GAAP”). The Company’s fiscal year end is December 31. The Company’s financial statements are presented in U.S. Dollars.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period,
●	Nonmonetary assets and liabilities at historical rates, and
●	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
●	Equities at the historical rate, and
●	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	March 31, 2020	December 31, 2019
Spot RMB: USD exchange rate	$0.14114	$0.14334
Average RMB: USD exchange rate	$0.14300	$0.14505

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. Dollars at the rates used in translation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits in banks, and any investments with maturities with less three months from inception to maturity. The Company’s primary bank deposits are located in the Hong Kong and the PRC. Under the Deposit Insurance System in China, a company’s deposits at one bank is insured for a maximum of RMB500,000 (approximately $70,000). However, management has determined that the risk of loss from insolvency by those financial institutions at which it has deposited its funds is insignificant.

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

During the year ended December 31, 2019 and the three months ended March 31, 2020, the Company did not experience any delinquent or uncollectible balances; accordingly, the Company did not record any valuation allowance for bad debt during these periods.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when it has been determined that the product is obsolete, spoiled, and that the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are imported alcoholic beverages. The selling price of alcoholic beverages tends to increase over time. However, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time. The Company did not experience an impairment on inventory during the three months ended March 31, 2020.

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

In applying ASC 606, the Company recognizes revenue when the Company has negotiated the terms of the transaction, set forth the sales price, transferred of possession of product to customer, determined that the customer does not have the right to return the product, determined that the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company’s gross revenue consists of the value of goods invoiced, net of any value-added tax.

Advertising

All advertising costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2020 and 2019 were $0 and $0, respectively.

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

Recent accounting pronouncements

In February 2018, the FASB issued guidance, which eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company adopted the guidance in the first quarter of fiscal year 2020. There was no material impact to its financial statements.

In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The Company is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. The Company adopted the new guidance. There was no material impact to its financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this standard will remove, modify and add certain disclosures under ASC Topic 820, Fair Value Measurement, with the objective of improving disclosure effectiveness. ASU 2018-13 will be effective for the Company’s year beginning January 1, 2020, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect ASU 2018-13 to have a material impact to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in this Update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its condensed consolidated financial statements.

Unless otherwise stated, the Company is currently assessing the above accounting pronouncements and their potential impact from their adoption on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of March 31, 2020 and 2019, the Company reported net losses of $100,745 and $32,928, respectively. As of March 31, 2020, the Company had working capital deficit of approximately $904,345. In addition, the Company had net cash outflows of $31,338 from operating activities during the three months ended March 31, 2020. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

The Company relies on related parties to provide financing and management services at cost that may not be the prevailing market rate for such services.

If the Company is not able to generate positive operating cash flows, raise additional capital, and retain the services of certain related parties, it may become insolvent.

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Gross accounts and other receivables	$16,071	$146
Less: Allowance for doubtful accounts	-	-
	$16,071	$146

NOTE 5 – INVENTORIES

Inventories consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Finished goods	$26,324	$28,502

NOTE 6 - EQUIPMENT

Property, plant and equipment consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
At Cost:
Equipment	110,458	61,510
Less: Accumulated depreciation
Equipment	(55,119)	(52,899)
	$55,339	$8,611

NOTE 7 - INCOME TAXES

The Company’s primary operations are conducted in the PRC in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

●	PRC tax rate is 25%;

●	Hong Kong tax rate is 16.5%; and

●	Seychelles is on permanent tax holiday.

The following table provides the reconciliation of differences between statutory and effective tax expenses for three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Income attributed to PRC operations	$(33,089)	$(23,315)
Loss attributed to Seychelles and Hong Kong	(73)
Loss attributed to U.S.	(69,406)	(9,528)
Loss before tax	(102,568)	(32,843)

PRC statutory tax at 25% rate	(8,272)	(5,829)
Effect of Seychelles, PRC, Hong Kong, deductions and other reconciling items	8,272	5,914
Income tax	$0	$85

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
U.S. federal statutory income tax rate	21.0%	21.0%
Higher rates in PRC, net	4.0%	4.0%
Net operating losses in PRC and other jurisdictions	-25%	-23.5%
The Company’s effective tax rate	0%	1.1%

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of March 31, 2020 and December 31, 2019 are as follow:

	Relationship with the Company	March 31, 2020	December 31, 2019

Mr. Yumin Lin (1)	Chairman, Chief Executive Officer, President and Secretary	$848,597	$791,576
Ms. Qingmei Lin (2)	Mr. Yumin Lin’s wife	4,234	17,201
		$852,831	$808,777

(1)	The outstanding payables due to Mr. Yumin Lin are comprised of working capital advances and borrowings. These amounts are due on demand and non-interest bearing.

(2)	The amounts due to Ms. Qingmei Lin are for office rental expenses. The Company’s operating facilities are located within a building owned by Ms. Qingmei Lin.

NOTE 9 – LEASE COMMITMENTS

The Company has a non-cancelable operating lease with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, Guangdong Province, China. The lease covers the period from May 1, 2017 to April 30, 2027. The monthly rent expense is RMB 25,000 (approximately $3,811). Effective as of May 1, 2018, the monthly rent was lowered to RMB 15,000 (approximately $2,323) based on agreement between Ms. Qingmei and Company. Effective as of January 1, 2019, the monthly rent was lowered to RMB 10,000 (approximately $1,411) until April 30, 2027, based on agreement between Ms. Qingmei Lin and Company. The agreement does not require a rental deposit.

Minimum operating lease commitment under the lease is as follows:

2020	12,703
2021	16,937
2022	16,937
2023	16,937
2024	16,973
Thereafter:	39,375
Total future payments of right of use asset	$119,970

NOTE 10 - RISKS

Credit risk

The Company is subject to risk borne from credit extended to customers.

FVTL, Makaweng and QHDX bank deposits are with banks located in the PRC. JJHK’s bank account is located in Hong Kong. DIGLS does not have any bank accounts. The bank accounts that the Company uses are located outside of the U.S. and the Company’s bank accounts in China are protected by a deposit insurance system.

Economic and political risks and national emergencies risk

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

In addition, the Company’s sales and operations may materially adversely affected by national emergencies, such as COVID-19 pandemic.

Inflation risk

Management monitors changes in prices. Historically inflation has not materially impacted the Company’s financial statements. However, significant increases in the price of wine and liquors that cannot be passed on to the Company’s customers could adversely impact the Company’s results of operations.

Concentrations risk

During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company had a concentration of risk in its supply of goods, as one vendor supplied all of the Company’s purchases of finished goods.

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

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Fortune Valley Treasures, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in the State of Nevada on March 21, 2014. We were initially incorporated to offer users with up-to-date information on digital currencies. We are engaged in the retail and wholesale distribution of a wide spectrum of food and beverage products in Guangdong, China. In addition, we are actively seeking quality target companies in the food, beverage and alcohol industries for mergers and acquisition for further development of our company.

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

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●

We temporally closed our offices for approximately one month from late January 2020, as required by relevant PRC regulatory authorities. In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in our operations and supply chains, which have resulted in delays in the shipment of products to certain of our customers.

●	Our customers have been negatively impacted by the outbreak, which reduced the demand of our products. The demand may decrease further if the COVID-19 pandemic continues.

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

Results of Operations

Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Change
Revenue	$22,051	$42,020	$(19,969)
Cost of revenue	14,426	28,908	(14,482)
Gross profit	7,625	13,112	(5,487)
Gross profit (%)	34.58%	31.20%

Operating expense	110,861	47,239	63,622
Other income(expense)	778	1,305	(527)
Interest income	8	38	(30)
Interest expense	(118)	(59)	(59)
Provision for income taxes	-	(85)	85
Foreign currency translation gain	7,218	(3,493)	10,711
Comprehensive loss	$(95,350)	$(36,421)	$(59,109)

Revenue

Revenue was $22,051 for three months ended March 31, 2020, reflecting a decrease of $19,969 from $42,020 for the three months ended March 31, 2019. The reason for the decrease was caused by adverse impact from the outbreak of COVID-19, which resulted in a general decline in the number of customer orders. The Company’s products are considered non-essential luxury goods. During the COVID-19 pandemic, the PRC government imposed sheltering at home which led to significantly reduced demand for the Company’s products.

Cost of revenue

Cost of revenue was $14,426 for the three months ended March 31, 2020, reflecting a decrease of $14,428 from $28,908 for the three months ended March 31, 2019. The decrease in cost of revenue was in line with the decrease of our revenue as a result of the outbreak of COVID-19.

Gross profit

Gross profit was $7,625 and $13,112 for the three months ended March 31, 2020 and 2019, respectively, reflecting a decrease of $5,487. The decrease of gross profit was due to the outbreak of COVID-19 and the decrease in purchase volume.

Operating expense

Operating expense was $110,861 for the three months ended March 31, 2020, reflecting an increase of $61,799 from $49,062 for the three months ended March 31, 2019, due to the increase in professional service fees and general administrative costs in connection with the proposed acquisitions of Foshan BaiTaFeng Beverage Development Co., Ltd., a limited liability company engaged in the business of bottling and distributing of drinking water in China, and Valley Holdings Limited, a Hong Kong company and a majority shareholder of Valley Foods Holdings (Guangzhou) Co., Ltd., which is a limited liability company incorporated in China and engaged in the business of food wholesale and production and sale of food additives in China.

Comprehensive loss

Comprehensive loss was $95,350 for the three months ended March 31, 2020, reflecting an increase of $59,109 compared to the same period of 2019, primarily as a result of the increased operating expenses and the decrease in revenue.

Liquidity and Capital Resources

Working Capital Deficit

	March 31, 2020	December 31, 2019	Change

Total current assets	$131,794	$73,970	$57,895
Total current liabilities	1,054,854	855,352	180,858
Working capital deficit	$(923,010)	$(781,382)	$(122,963)

As of March 31, 2020, we had cash and cash equivalents in an amount of $68,391. We have financed our operations primarily though borrowings from related parties. The increase in working capital deficit was primarily due to continued losses from operations and net cash used in operating activities.

Cash Flows

	Three Months Ended March 31,
	2020	2019	Change
Cash Flows Provided by (Used in) Operating Activities	$25,276	$(31,338)	$56,614
Cash Flows Used in Investing Activities	(50,550)	-	(50,550)
Cash Flows Provided by Financing Activities	56,590	159,116	(102,526)
Net Increase in Cash During Period	$31,316	$127,778	$(96,462)

Cash Flow from Operating Activities

For the three months ended March 31, 2020, net cash provided by operating activities was $25,276, which represents a $56,514 increase compared to $31,338 of net cash used in operating activities for the three months ended March 31, 2019. This was the result of a net loss of $102,568 and increases in accounts and other receivables of $16,136 and increases in prepayments of 13,883; these uses of cash were offset by increases in accounts and other payables of $144,068 as a source of cash. The net use of cash was a result of greater operating losses from the decline in first quarter 2020 sales stemming from the COVID-19 pandemic.

Cash Flow from Investing Activities

The Company invested in certain improvements and decorations totaling $50,550 during the first quarter of 2020. The Company did not make any such investment in the first quarter of 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $56,590, as compared to $159,116 for the three months ended March 31, 2019. The increase in net cash provided by financing activities was mainly due to an increase in the advances from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of these disclosure controls and procedures, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the following:

●	the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K; and

●	the Company lacks accounting and finance personnel with technical knowledge in SEC rules and regulations.

Our management intends to hire additional accounting staff with an appropriate understanding of U.S. GAAP and SEC reporting requirements in the upcoming year. The Company has interviewed and is in the process of engaging a pre-audit firm to help with the closing of its books and the preparation of SEC filings.

Changes in Internal Control over Financial Reporting

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The exhibits listed on the Exhibit Index are provided as part of this report.

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014).

10.1	English translation of Equity Interest Transfer Agreement, dated as of March 16, 2020, by and among Jiujiu Group Stock Co., Ltd., Valley Holdings Limited, Angel International Investment Holdings Limited and Fortune Valley Treasures, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortune Valley Treasures, Inc.

Date: May 15, 2020

By:	/s/ Yumin Lin
Name:	Yumin Lin
Title:	Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Kaihong Lin
Name:	Kaihong Lin
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

