Form 10-Q
period 2020-06-30
Fortune Valley Treasures, Inc.
filed 2020-08-14
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 307,750,100 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortune Valley Treasures, Inc.

Financial Statements

June 30, 2020

(Unaudited)

Fortune Valley Treasures, Inc.

Condensed Consolidated Balance Sheets

At June 30, 2020 and December 31, 2019

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,976	$38,137
Accounts and other receivable, net	38,689	146
Inventories	33,948	28,502
Advances and prepayment	565	-
Prepaid expenses	14,000	4,094
Prepaid taxes and taxes recoverable	3,375	3,091
Total current assets	104,553	73,970

Non-current assets
Plant and equipment, net	50,960	8,611
Right of use asset	101,423	110,456
Total Assets	$256,936	$193,037

Liabilities
Current liabilities
Lease obligation - current	13,739	13,715
Accounts, taxes, other payables, and accruals	26,010	32,860
Short term borrowings	157,355	-
Due to related parties	912,582	808,777
Total current liabilities	1,109,686	855,352
Long term liabilities
Lease obligations - non-current	89,831	98,189
Total liabilities	$1,199,517	$953,541

Stockholders’ Deficit
Common stock (3,000,000,000 shares authorized, 307,750,100 issued and outstanding at June 30, 2020 and December 31, 2019)	307,750	307,750
Additional paid in capital	-	-
Accumulated deficit	(1,275,586)	(1,085,853)
Accumulated other comprehensive income	23,179	17,599
Total Stockholders’ Deficit	(944,657)	(760,504)
Non-controlling interest	2,076	-
Total Deficit	(942,581)	(760,504)

Total Liabilities and Stockholders’ Deficit	$256,936	$193,037

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue from third parties	$69,176	$41,936	$91,227	$50,053
Revenue from related parties	-	-	-	33,903
	69,176	41,936	91,227	83,956

Cost of revenues	39,917	32,767	54,343	61,675

Gross profit	29,259	9,169	36,884	22,281

Selling, general and administrative expenses	127,631	220,328	238,492	267,567

Operating loss	(98,372)	(211,159)	(201,608)	(245,286)

Other income (expenses):	1,328	1,199	2,106	2,504
Interest income	72	103	80	141
Interest expense	(4,862)	(212)	(4,980)	(271)
	(3,462)	1,090	(2,794)	2,374

Earnings (loss) before tax	(101,834)	(210,069)	(204,402)	(242,912)

Income tax	-	(1)	-	84

Net loss:
attributable to non-controlling interest	(14,669)	-	(14,669)	-
attributable to FVTI	(87,165)	(210,068)	(189,733)	(242,996)
	$(101,834)	$(210,068)	$(204,402)	$(242,996)

Other comprehensive income:
Foreign currency translation adjustment:
attributable to non-controlling interest	(297)	-	(297)	-
attributable to FVTI	(1,638)	6,157	5,580	2,664
	(1,935)	6,157	5,283	2,664
Comprehensive loss:
attributable to non-controlling interest	(14,966)	-	(14,966)	-
attributable to FVTI	(88,803)	(203,911)	(184,153)	(240,332)
Comprehensive loss	$(103,769)	$(203,911)	$(199,119)	$(240,332)

Loss per share to FVTI stockholders
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,100	307,750,100	307,750,100	307,750,100

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018 and the Six Months Ended June 30,

	No. of Shares	Common Stock	Paid in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Non controlling interest	Total
Balance as of December 31 2018	307,750,100	307,750			(708,097)	13,119		(387,228)
Net income					(242,996)			(242,996)
Foreign currency translation adjustment						2,664		2,664
Balance as of June 30, 2019	307,750,100	307,750			(951,093)	15,783		(627,560)
Net income					(134,760)			(134,760)
Foreign currency translation adjustment				-	-	1,816	-	1,816
Balance as of December 31, 2019	307,750,100	307,750			(1,085,853)	17,599	-	(760,504)
Capital injection by non-controlling shareholder							17,042	17,042
Net income					(189,733)		(14,669)	(204,402)
Foreign currency translation adjustment			-	-		5,580	(297)	5,283
Balance as of June 30, 2020	307,750,100	307,750			(1,275,586)	23,179	2,076	(942,581)

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net loss	$(204,402)	$(242,996)
Depreciation of fixed assets	7,987	546
Decrease/(increase) in accounts and other receivables	(38,754)	3,884
Decrease in inventories	(5,894)	56,433
(Increase)/ decrease in advances and prepayments to suppliers	(10,805)	(8,080)
Increase (decrease) in accounts and other payables	(931)	(14,382)
Net cash used in operating activities	(252,799)	(204,595)

Cash flows from investing activities
Purchases of intangible assets and land use rights	(43,231)	-
Net cash used in investing activities	(43,231)	-
Cash flows from financing activities
Capital injections from owners	17,042	-
Proceeds from short term borrowings	144,009	-
Borrowing and payments to related parties, net	111,318	261,264
Net cash provided by (used in) financing activities	272,369	261,264

Net (decrease)/increase of cash and cash equivalents	(23,661)	56,669

Effect of foreign currency translation on cash and cash equivalents	(500)	749

Cash and cash equivalents-beginning of period	38,137	29,999

Cash and cash equivalents-end of period	$13,976	$87,417

Supplementary cash flow information:
Interest received	$80	$141
Interest paid	$2,982	$271
Income taxes paid	$-	$84
Recognition of right of use asset	$-	$122,806

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

On March 1, 2019, the Company entered into a sale and purchase agreement (the “SP Agreement”) to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction contemplated in the SP Agreement was closed on March 1, 2019. Pursuant to the SP Agreement, the Company issued 100 shares of its common stock to JJGS to acquire 100% of the shares of JJGS for a cost of $150. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interests of Jiujiu (HK) Industry Limited (“JJHK”) and Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”). None of JJGS, JJHK and JJSZ have any operations or active business, nor do they have any substantial assets.

Makaweng Acquisition

On July 13, 2019, the Company and QHDX entered into an equity interest transfer agreement, which was later amended on September 12, 2019 (“Makaweng Agreement”), with Xingwen Wang, a shareholder and legal representative of Yunnan Makaweng Wine & Spirits Co., Ltd. (“Makaweng” or “MKW”), a PRC limited liability company engaged in the business of distribution of wine and beer. Pursuant to the Makaweng Agreement, QHDX purchased 51% of Makaweng’s equity interests from Xingwen Wang in exchange for shares of our common stock (“Makaweng Issuable Shares”), the number of which is determined according to the following formula:

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

Makaweng acquired 95% of equity interest of Lijiang Rendetang Biotechnology Co., Ltd., a PRC limited corporation with no operations (“LJRB”), from an existing shareholder of LJRB in January 2020 for a nominal amount as consideration.

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

As of the date this report, the Company has not closed the transaction with the BTF shareholders.

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

As of the date of this report, the Company has not completed the transaction to acquire Valley Holdings.

Xixingdao Acquisition

On June 22, 2020, FVTI and QHDX entered into an equity interest transfer agreement (the “Xixingdao Agreement”) with Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in China, and the two shareholders of Xixingdao, who collectively own 100% equity interest of Xixingdao (the “Xixingdao Sellers”). Xixingdao is engaged in the business of drinking water distribution and delivery in Dongguan City, Guangdong Province, China.

Pursuant to the Xixingdao Agreement, QHDX agreed to purchase 90% of Xixingdao’s equity interest (the “Xixingdao Equity Transfer”) from the Xixingdao Sellers in consideration of shares of FVTI’s common stock (“Xixingdao Issuable Shares”). The completion of the registration of the Xixingdao Equity Transfer with local government authorities (the “Xixingdao Closing”) is subject to satisfaction of all the closing conditions (unless waived), including, but not limited to, (a) completion of due diligence review of Xixingdao to the satisfaction of QHDX, (b) completion of the initial draft of the audited consolidated financial statements of Xixingdao for the fiscal year ended December 31, 2019, and (c) execution of non-competition agreements and confidentiality agreements with the senior management members of Xixingdao.

According to the Xixingdao Agreement, the total number of Xixingdao Issuable Shares will be determined according to the following formula:

Number of Issuable Shares = A x 15 ÷ B ÷ C

For the purpose of the foregoing formula:

A = Audited net profit of Xixingdao during the period from June 1, 2020 to May 31, 2021.

B = The average of the closing prices of FVTI’s common stock for the 30 business days before the date the Xixingdao Issuable Shares are issued.

C = The central parity rate of Chinese Yuan against U.S. Dollars on the date the Xixingdao Issuable Shares are issued as reported by China Foreign Exchange Trading Center.

Xixingdao and Xixingdao Sellers have agreed to achieve certain operation objectives of Xixingdao, including a net profit of RMB 4 million (approximately $565,155) for the period from January 1, 2020 to December 31, 2020. Pursuant to the Xixingdao Agreement, as long as Yuwen Li, one of the Xixingdao Sellers, continues to serve as the general manager and legal representative of Xixingdao, Xixingdao and Xixingdao Sellers shall ensure Xixingdao achieves an increase in annual net profit of no less than 10% during its fiscal years between 2022 to 2025.

To ensure the continuous operations of Xixingdao, the parties agreed that Xixingdao will retain their existing employees and will enter into non-competition and employment agreements with the management team of Xixingdao.

Pursuant to the Xixingdao Agreement, Xixingdao will establish a board of directors consisting of three individuals, two of which will be designated by QHDX and one by the Xixingdao Sellers, and appoint a person designated by the Xixingdao Sellers as general manager.

The parties further agreed that Xixingdao will not make any profit distribution within four years after the execution of the Xixingdao Agreement. In the event of a late payment of the consideration by QHDX or any delay in the registration of the Xixingdao Equity Transfer with local government caused by the Xixingdao Sellers, a daily penalty of 0.01% of the outstanding payment is assessed.

As of the date of this report, the Company has not completed the transaction to acquire Xixingdao.

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

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of wine	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	No operations	PRC
MKW	August 28, 2019	QHDX	Trading of alcohol	PRC
LJRB	June 9, 2015	MKW	No operations	PRC

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

The reporting currency for the Company and its subsidiaries is the U.S. dollar. The Company, DIGLS, JJGS, JJHK and DILHK’s functional currency is the U.S. dollar. QHDX, JJSZ, FVTL, MKW and LJRB use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period,
●	Nonmonetary assets and liabilities at historical rates, and
●	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
●	Equities at the historical rate, and
●	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	June 30, 2020	December 31, 2019
Spot RMB: USD exchange rate	$0.14125	$0.14334
Average RMB: USD exchange rate	$0.14202	$0.14505

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

During the year ended December 31, 2019 and the six months ended June 30, 2020, the Company did not experience any delinquent or uncollectible balances; accordingly, the Company did not record any valuation allowance for bad debt during these periods.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when it has been determined that the product is obsolete, spoiled, and that the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are imported alcoholic beverages. The selling price of alcoholic beverages tends to increase over time. However, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time. The Company did not experience an impairment on inventory during the six months ended June 30, 2020.

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

Advertising

All advertising costs are expensed as incurred. Advertising expenses for the six months ended June 30, 2020 and 2019 were $0 and $0, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of June 30, 2020 and 2019, the Company reported net losses of $204,402 and $242,996, respectively. As of June 30, 2020, the Company had working capital deficit of approximately $1,005,133. In addition, the Company had net cash outflows of $252,799 from operating activities during the six months ended June 30, 2020. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

The Company relies on related parties to provide financing and management services at cost that may not be the prevailing market rate for such services.

If the Company is not able to generate positive operating cash flows, raise additional capital, and retain the services of certain related parties, it may become insolvent.

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Gross accounts and other receivables	$38,689	$146
Less: Allowance for doubtful accounts	-	-
	$38,689	$146

NOTE 5 – INVENTORIES

Inventories consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Finished goods	$33,948	$28,502

NOTE 6 - EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
At Cost:
Equipment	61,510	61,510
Improvements	42,100	-
	103,610	61,510
Less: Accumulated depreciation	(52,650)	(52,899)
	$50,960	$8,611

NOTE 7 - INCOME TAXES

The Company’s primary operations are conducted in the PRC in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

●	PRC tax rate is 25%;

●	Hong Kong tax rate is 16.5%; and

●	Seychelles is on permanent tax holiday.

The following table provides the reconciliation of differences between statutory and effective tax expenses for six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Income attributed to PRC operations	$(76,590)	$(77,579)
Loss attributed to Seychelles and Hong Kong	(37)	-
Loss attributed to U.S.	(127,775)	(165,333)
Loss before tax	(204,402)	(242,912)

PRC statutory tax at 25% rate	(19,148)	(19,395)
Effect of Seychelles, PRC, Hong Kong, deductions and other reconciling items	19,148	19,479
Income tax	$-	$84

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
U.S. federal statutory income tax rate	21.0%	21.0%
Higher rates in PRC, net	4.0%	4.0%
Effect of reconciling items	-25.0%	-23.9%
The Company’s effective tax rate	0.0%	1.1%

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of June 30, 2020 and December 31, 2019 are as follow:

	Relationship with the Company	June 30, 2020	December 31, 2019

Mr. Yumin Lin (1)	Chairman, Chief Executive Officer, President and Secretary	$904,107	$791,576
Ms. Qingmei Lin (2)	Mr. Yumin Lin’s wife	8,475	17,201
		$912,582	$808,777

(1)	The outstanding payables due to Mr. Yumin Lin are comprised of working capital advances and borrowings. These amounts are due on demand and non-interest bearing.

(2)	The amounts due to Ms. Qingmei Lin are for office rental expenses. The Company’s operating facilities are located within a building owned by Ms. Qingmei Lin.

NOTE 9 – LEASE COMMITMENTS

The Company has a non-cancelable operating lease with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, Guangdong Province, China. The lease covers the period from May 1, 2017 to April 30, 2027. The monthly rent expense is RMB 25,000 (approximately $3,811). Effective as of May 1, 2018, the monthly rent was lowered to RMB 15,000 (approximately $2,323) based on agreement between Ms. Qingmei and Company. Effective as of January 1, 2019, the monthly rent was lowered to RMB 10,000 (approximately $1,413) until April 30, 2027, based on agreement between Ms. Qingmei Lin and Company. The agreement does not require a rental deposit.

Minimum operating lease commitment under the lease is as follows:

2020	8,478
2021	16,956
2022	16,956
2023	16,956
2024	16,956
Thereafter:	39,564
Total future payments of right of use asset	$115,866

NOTE 10 - RISKS

Credit risk

The Company is subject to risk borne from credit extended to customers.

FVTL, MKW, LJRB and QHDX bank deposits are with banks located in the PRC. JJHK’s bank account is located in Hong Kong. DIGLS and JJGS do not have any bank accounts. The bank accounts that the Company uses are located outside of the U.S. and the Company’s bank accounts in China are protected by a deposit insurance system.

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

Concentrations risk

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company had a concentration of risk in its supply of goods, as one vendor supplied all of the Company’s purchases of finished goods.

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

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	We temporarily closed our offices for approximately one month from late January 2020, as required by relevant PRC regulatory authorities. In the first quarter of 2020, the COVID-19 outbreak caused disruptions in our operations and supply chains, which have resulted in delays in the shipment of products to certain of our customers.

●	Our customers have been negatively impacted by the outbreak, which reduced the demand of our products. The demand may decrease further if the COVID-19 pandemic continues.

Our operations and supply chains have gradually recovered from the impact of COVID-19 during the three months ended June 30, 2020 due to the effective control of the COVID-19 by the PRC government.

However, we cannot foresee whether any reoccurrence of COVID-19 will be forthcoming in the second half of 2020. If any reoccurrence of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Results of Operations

Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Change
Revenue	$69,176	$41,936	$27,240
Cost of revenue	39,917	32,767	7,150
Gross profit	29,259	9,169	20,090
Gross profit (%)	42.3%	21.9%

Operating expense	127,631	220,328	(92,697)
Other income(expense)	1,328	1,199	129
Interest income	72	103	(31)
Interest expense	(4,862)	(212)	(4,650)
Provision for income taxes	-	(1)	1
Foreign currency translation gain	(1,935)	6,157	(8,092)
Comprehensive loss	$(103,769)	$(203,911)	$100,142

Revenue

Revenue was $69,176 for three months ended June 30, 2020, reflecting an increase of $27,240 from $41,936 for the three months ended June 30, 2019. The reason for the increase was the adoption of new marketing strategies by the Company which increased our sales volume.

Cost of revenue

Cost of revenue was $39,917 for the three months ended June 30, 2020, reflecting an increase of $7,150 from $32,767 for the three months ended June 30, 2019. The increase was due to the increase in sales volume.

Gross profit

Gross profit was $29,259 and $9,169 for the three months ended June 30, 2020 and 2019, respectively, reflecting an increase of $20,090. The increase in gross profit was attributable to the increase in revenue and sales activities and decrease in costs.

Operating expense

Operating expense was $127,631 for the three months ended June 30, 2020, reflecting a decrease of $92,697 from $220,328 for the three months ended June 30, 2019. The decrease was due to decreases in salaries, marketing and general and administrative costs related to mergers and acquisitions as a result of the Company’s limited business activities due the COVID-19 pandemic.

Comprehensive loss

As a result of the foregoing, comprehensive loss to FVTI stockholders was $103,769 for the three months ended June 30, 2020, reflecting a decrease in comprehensive loss of $100,142 from $203,911 as compared to the same period of 2019.

Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change
Revenue	$91,227	$83,956	$7,271
Cost of revenue	54,343	61,675	(7,332)
Gross profit	36,884	22,281	14,603
Gross profit (%)	40.4%	26.5%

Operating expense	238,492	267,567	(29,075)
Other income(expense)	2,106	2,504	(268)
Interest income	80	141	(61)
Interest expense	(4,980)	(271)	(4,709)
Provision for income taxes	-	84	(84)
Foreign currency translation gain	5,283	2,664	2,916
Comprehensive loss	$(199,119)	$(240,332)	$41,213

Revenue

Net revenue was $91,227 for six months ended June 30, 2020, reflecting an increase of $7,271 from $83,956 for the six months ended June 30, 2019. The reason for the increase in revenue was the adoption of new marketing strategies by the Company that led to increased sales volume.

Cost of revenue

Cost of revenue was $54,343 for the six months ended June 30, 2020, reflecting a decrease of $7,332 from $61,675 for the six months ended June 30, 2019. The decrease was due to the sale of older inventory with a lower cost basis.

Gross profit

Gross profit was $36,884 and $22,281 for the six months ended June 30, 2020 and 2019, respectively. Gross profit margin increased to 40.4% for the six months ended June 30, 2020 from 26.5% for the corresponding period in 2019 due to decrease in costs. The increase in gross profit was attributable to the increase in revenue and gross profit margin.

Operating expense

Operating expense was $238,492 for the six months ended June 30, 2020, reflecting a decrease of $29,075 from $267,567 for the six months ended June 30, 2019. The decrease was primarily due to decreases in salaries, marketing and general and administrative costs related to mergers and acquisitions as a result of the Company’s limited business activities due to the COVID-19 pandemic.

Comprehensive loss

As a result of the foregoing, comprehensive loss attributable to FVTI stockholders was $199,119 for the six months ended June 30, 2020, reflecting a decrease in comprehensive loss by $41,213 from $240,332 for the same period in 2019.

Liquidity and Capital Resources

Working Capital Deficit

	June 30, 2020	December 31, 2019	Change

Total current assets	$104,553	$73,970	$30,538
Total current liabilities	1,109,686	855,352	254,334
Working capital deficit	$(1,005,133)	$(781,382)	$(223,751)

As of June 30, 2020, we had cash and cash equivalents in an amount of $13,976. We have financed our operations primarily though borrowings from related parties. The increase in working capital deficit was primarily due to continued losses from operations and net cash used in operating activities.

Cash Flows

	Six Months Ended June 30,
	2020	2019	Change
Cash Flows Used in Operating Activities	$(252,799)	$(204,595)	$(48,204)
Cash Flows Used in Investing Activities	(43,231)	-	(43,231)
Cash Flows Provided by Financing Activities	272,369	261,264	11,105
Net (Decrease)/Increase in Cash During Period	$(23,661)	$56,669	$(80,330)

Cash Flow from Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $252,799, which represents a $48,204 increase compared to $204,595 net cash used in operating activities for the six months ended June 30, 2019. The change was primarily due to an increase in accounts receivable.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $43,231 as compared to $0 for the six months ended June 30, 2019. The increase in net cash used in investing activities was mainly due to certain office renovation and improvements.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $272,369 as compared to $261,264 for the six months ended June 30, 2019. The increase in net cash used in investing activities was mainly due to an increase in short-term borrowings made by a related party to the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of these disclosure controls and procedures, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the following:

●	the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K; and

●	the Company lacks accounting and finance personnel with technical knowledge in SEC rules and regulations.

Our management intends to hire additional accounting staff with an appropriate understanding of U.S. GAAP and SEC reporting requirements in 2021. The Company has interviewed and is in the process of engaging a pre-audit firm to help with the closing of its books and the preparation of SEC filings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The exhibits listed on the Exhibit Index are provided as part of this report.

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014).

10.1*	English translation of Equity Interest Transfer Agreement, dated as of June 22, 2020, by and among Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., Dongguan Xixingdao Technology Co., Ltd., Yuwen Li, Zhipeng Zuo and Fortune Valley Treasures, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortune Valley Treasures, Inc.

Date: August 14, 2020

	By:	/s/ Yumin Lin
	Name:	Yumin Lin
	Title:	Chief Executive Officer, President and Secretary
(Principal Executive Officer)

	By:	/s/ Kaihong Lin
	Name:	Kaihong Lin
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

