Form 10-Q
period 2020-09-30
Fortune Valley Treasures, Inc.
filed 2020-11-23
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 20, 2020, there were 307,750,100 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortune Valley Treasures, Inc.

Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Fortune Valley Treasures, Inc.

Condensed Consolidated Balance Sheets

At September 30, 2020 and December 31, 2019

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,194	$38,137
Accounts and other receivable, net	80,371	146
Inventories	50,787	28,502
Advances and prepayment	7,801	-
Prepaid expenses	11,000	4,094
Due from related parties	8,066	-
Prepaid taxes and taxes recoverable	97,827	3,091
Total current assets	270,046	73,970

Non-current assets
Plant and equipment, net	48,442	8,611
Right of use asset	101,710	110,456
Total Assets	$420,198	$193,037

Liabilities
Current liabilities
Accounts payable	-	-
Unearned revenues	8,629	-
Lease obligation - current	14,419	13,715
Accounts, taxes, other payables, and accruals	87,223	32,860
Short term borrowings	197,934	-
Due to related parties	878,100	808,777
Total current liabilities	1,186,305	855,352
Long term liabilities
Lease obligations - non-current	89,856	98,189
Long term borrowings	99,981	-
Total liabilities	$1,376,142	$953,541

Stockholders’ Deficit
Common stock (3,000,000,000 shares authorized, 307,750,100 issued and outstanding at September 30, 2020 and December 31, 2019)	307,750	307,750
Additional paid in capital	-	-
Accumulated deficit	(1,271,910)	(1,085,853)
Accumulated other comprehensive income	7,285	17,599
Total Stockholders’ Deficit	(956,875)	(760,504)
Non-controlling interest	931	-
Total Deficit	(955,944)	(760,504)

Total Liabilities and Stockholders’ Deficit	$420,198	$193,037

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue from third parties	$156,340	$12,251	$247,567	$46,154
Revenue from related parties	-	83,327	-	133,380
	156,340	95,578	247,567	179,534

Cost of revenues	118,454	75,795	172,797	137,470

Gross profit	37,886	19,783	74,770	42,064

Selling, general and administrative expenses	102,112	98,483	340,604	366,050

Operating profit/(loss)	(64,226)	(78,700)	(265,834)	(323,986)

Other income (expenses):	71,841	(87)	73,947	2,417
Interest income	16	44	96	-
Interest expense	(5,206)	(100)	(10,186)	(371)
	66,651	(143)	63,857	2,231

Earnings (loss) before tax	2,425	(78,843)	(201,977)	(321,839)

Income tax	-	-	-	-
Net income	$2,425	$(78,843)	$(201,977)	$(321,839)

Net income/(loss):
attributable to non-controlling interest	(1,251)	-	(15,920)	-
attributable to FVTI	3,676	(78,843)	(186,057)	(321,839)
	$2,425	$(78,843)	$(201,977)	$(321,839)

Other comprehensive income/(loss):
Foreign currency translation adjustment:
attributable to non-controlling interest	106	-	(191)	-
attributable to FVTI	(15,984)	3,054	(10,314)	5,718
	(15,788)	3,054	(10,505)
Comprehensive income/(loss):
attributable to non-controlling interest	(1,145)	-	(16,111)	-
attributable to FVTI	(13,363)	(75,789)	(196,371)	(316,121)
Comprehensive income/(loss)	$(15,788)	$(75,789)	$(212,482)	$(316,121)

Loss per share to FVTI stockholders
Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,000	307,750,000	307,750,000	307,750,000

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018 and the Nine Months Ended September 30,

	No. of Shares	Common Stock	Paid in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Non controlling interest	Total
Balance as of December 31 2018	307,750,000	307,750			(708,097)	13,119		(387,228)
Net income					(321,839)	-		(321,839)
Foreign currency translation adjustment						5,717		5,717
Balance as of September 30, 2019	307,750,000	307,750			(1,029,936)	18,836		(703,350)
Net income					(55,917)
Foreign currency translation adjustment				-	-	(1,237)	-	(1,237)
Balance as of December 31, 2019	307,750,000	307,750			(1,085,853)	17,599	-	(760,504)
Capital injection by non-controlling shareholder							17,042	17,042
Net income					(186,057)	-	(15,920)	(201,977)
Foreign currency translation adjustment			-	-		(10,314)	(191)	(10,505)
Balance as of September 30, 2020	307,750,000	307,750			(1,271,910)	7,285	931	(955,944)

See accompanying notes to the financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net loss	$(201,977)	$(321,839)
Depreciation of fixed assets	23,293	791
Decrease/(increase) in accounts and other receivables	(69,620)	2,450
Decrease in inventories	(20,958)	130,213
(Increase)/ decrease in advances and prepayments to suppliers	(106,539)	(960)
Increase (decrease) in accounts and other payables	40,174	(16,576)
Net cash used in operating activities	(335,627)	(205,921)

Cash flows from investing activities
Building improvements	(50,543)	-
Net cash used in investing activities	(50,543)	-

Cash flows from financing activities
Capital injections from owners	17,157	-
Proceeds from short term borrowings	192,477	-
Proceeds from long term borrowings	97,225	-
Borrowing and payments to related parties, net	55,074	215,027
Net cash provided by (used in) financing activities	361,933	215,027

Net (decrease)/increase of cash and cash equivalents	(24,237)	9,106

Effect of foreign currency translation on cash and cash equivalents	294	(899)

Cash and cash equivalents-beginning of period	38,137	29,999

Cash and cash equivalents-end of period	$14,194	$38,206

Supplementary cash flow information:
Interest received	$96	$185
Interest paid	$10,186	$371
Income taxes paid	$-	$84
Recognition of right of use asset	$-	$128,660

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

On August 31, 2020, Xixingdao registered the Equity Transfer with local government authorities in China and QHDX became a shareholder of Xixingdao. The closing of the Equity Transfer remains subject to additional closing conditions, including the issuance of shares by FVTI to the Sellers.

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

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of wine	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	No operations	PRC
MKW	August 28, 2019	QHDX	Trading of alcohol	PRC
LJRB	June 9, 2015	MKW	No operations	PRC
Xixingdao	May 31, 2019	QHDX	Drinking water distribution and delivery	PRC

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

The reporting currency for the Company and its subsidiaries is the U.S. dollar. The Company, DIGLS, JJGS, JJHK and DILHK’s functional currency is the U.S. dollar. QHDX, JJSZ, FVTL, MKW, LJRB and Xixingdao use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period,
●	Nonmonetary assets and liabilities at historical rates, and
●	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
●	Equities at the historical rate, and
●	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	September 30, 2020	December 31, 2019
Spot RMB: USD exchange rate	$0.14703	$0.14334
Average RMB: USD exchange rate	$0.14298	$0.14505

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

During the year ended December 31, 2019 and the nine months ended September 30, 2020, the Company did not experience any delinquent or uncollectible balances; accordingly, the Company did not record any valuation allowance for bad debt during these periods.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when it has been determined that the product is obsolete, spoiled, and that the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are imported alcoholic beverages. The selling price of alcoholic beverages tends to increase over time. However, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time. The Company did not experience an impairment on inventory during the nine months ended September 30, 2020 and 2019.

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

Advertising

All advertising costs are expensed as incurred. Advertising expenses for the nine months ended September 30, 2020 and 2019 were $0 and $0, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of September 30, 2020 and 2019, the Company reported net losses of $201,977 and $321,839, respectively. As of September 30, 2020, the Company had working capital deficit of approximately $916,259. In addition, the Company had net cash outflows of $238,402 from operating activities during the nine months ended September 30, 2020. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

The Company relies on related parties to provide financing and management services at cost that may not be the prevailing market rate for such services.

If the Company is not able to generate positive operating cash flows, raise additional capital, and retain the services of certain related parties, it may become insolvent.

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Gross accounts and other receivables	$80,371	$146
Less: Allowance for doubtful accounts	-	-
	$80,371	$146

NOTE 5 – INVENTORIES

Inventories consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Finished goods	$50,787	$28,502

NOTE 6 - EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
At Cost:
Equipment	61,510	61,510
Improvements	53,558	-
	115,068	61,510
Less: Accumulated depreciation	(66,626)	(52,899)
	$48,442	$8,611

NOTE 7 – LONG TERM BORROWINGS

On July 22, 2020, the Company entered in long term line of credit with China Construction Bank-Dongguan City Branch for an aggregate of RMB910,000 (approximately $138,656) for working capital purposes. The line of credit comes due on July 21, 2023. It carries a variable interest rate of the Chinese Loan Prime Rate plus 40 basis points. The loan is unsecured. As of September 30, 2020, the Company had drawn $99,981 (RMB 680,000) against the line.

NOTE 8 - INCOME TAXES

The Company’s primary operations are conducted in the PRC in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

●	PRC tax rate is 25%;

●	Hong Kong tax rate is 16.5%; and

●	Seychelles is on permanent tax holiday.

The following table provides the reconciliation of differences between statutory and effective tax expenses for nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Income attributed to PRC operations	$(20,752)	$(145,784)
Loss attributed to Seychelles and Hong Kong	1,066	(208)
Loss attributed to U.S.	(182,291)	(175,763)
Loss before tax	(201,977)	(321,755)

PRC statutory tax at 25% rate	(5,188)	(80,439)
Effect of Seychelles, PRC, Hong Kong, deductions and other reconciling items	5,188	80,523
Income tax	$0	$84

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
U.S. federal statutory income tax rate	21.0%	21.0%
Higher rates in PRC, net	4.0%	4.0%
Effect of reconciling items	-25.0%	-23.9%
The Company’s effective tax rate	0.0%	-0.3%

NOTE 9 - RELATED PARTY TRANSACTIONS

Amounts due from related parties as of September 30, 2020 and December 31, 2019 are as follow:

	Relationship with the Company	September 30, 2020	December 31, 2019

Mr. Naiyong Luo (1)	Director of DIGLS	3,727	-
Shenzhen Daxinghuashang Industry Group Co., Ltd.(2)	An entity that the Company’s CEO, Mr. Yumin Lin, owns a 25% interest of	4,339	-
		$8,066	$-

(1)	These sales occurred in the normal course of business. Mr. Luo is a shareholder of Gaosheng Group Co., Ltd., the prior owner of DIGLS.

(2)	The amounts to Shenzhen Daxinghuashang Industry Group Co., Ltd. are for products sold by the Company to the related party.

Amounts due to related parties as of September 30, 2020 and December 31, 2019 are as follow:

	Relationship with the Company	September 30, 2020	December 31, 2019

Mr. Yumin Lin (1)	Chairman, Chief Executive Officer, President and Secretary	$837,595	$791,576
Ms. Qingmei Lin (2)	Mr. Yumin Lin’s wife	17,644	17,201
Shenzhen Daxinghuashang Supply Chain Service Co., Ltd. (3)	An entity that the Company’s CEO, Mr. Yumin Lin, owns a 25% interest of	22,861	0
		$878,100	$808,777

(1)	The outstanding payables due to Mr. Yumin Lin are comprised of working capital advances and borrowings. These amounts are due on demand and non-interest bearing.

(2)	The amounts due to Ms. Qingmei Lin are for office rental expenses. The Company’s operating facilities are located within a building owned by Ms. Qingmei Lin.

(3)

This is a term loan from Shenzhen Daxinghuashang Supply Chain Service Co., Ltd. to Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd. in the principal amount of RMB 180,000 (approximately $27,376) with a maturity date of September 2, 2021.

NOTE 10 – LEASE COMMITMENTS

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

Minimum operating lease commitment under the lease is as follows:

2020	4,411
2021	17,644
2022	17,644
2023	17,644
2024	17,644
Thereafter:	41,169
Total future payments of right of use asset	$116,156

NOTE 11 - RISKS

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

Concentrations risk

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company had a concentration of risk in its supply of goods, as one vendor supplied all of the Company’s purchases of finished goods.

NOTE 12 - SUBSEQUENT EVENTS

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

There was RMB 1,000,000 (approximately $147,031) received as revenue in October 2020.

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

Our operations and supply chains have gradually recovered from the impact of COVID-19 during the three months ended September 30, 2020 due to the effective control of the COVID-19 by the PRC government.

However, we cannot foresee whether any reoccurrence of COVID-19 will be forthcoming in the future. If any reoccurrence of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Results of Operations

Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change
Revenue	$156,340	$95,578	$60,762
Cost of revenue	118,454	75,795	42,659
Gross profit	37,886	19,783	18,103
Gross profit (%)	24.23%	20.70%

Operating expense	102,112	98,483	3,629
Other income(expense)	71,841	(87)	71,928
Interest income	16	44	(28)
Interest expense	(5,206)	(100)	(5,106)
Provision for income taxes	-	-	-
Foreign currency translation gain	-	3,054	(3,054)
Comprehensive loss	$(15,788)	$(75,789)	$78,214

Revenue

Revenue was $156,340 for three months ended September 30, 2020, reflecting an increase of $60,762 from $95,578 for the three months ended September 30, 2019. The reason for the increase was that the Company made sales to a handful of new customers which increased our sales volume.

Cost of revenue

Cost of revenue was $118,454 for the three months ended September 30, 2020, reflecting an increase of $42,659 from $75,795 for the three months ended September 30, 2019. The increase was due to the increase in sales volume.

Gross profit

Gross profit was $37,886 and $19,783 for the three months ended September 30, 2020 and 2019, respectively, reflecting an increase of $18,103. Gross profit margin increased to 67.28% for the three months ended September 30, 2020 from 20.7% for the corresponding period in 2019. The increase in gross profit was primarily attributable to the increase in revenue as a result of sales to new customers and existing customers’ revenge spending since the business reopening after the COVID-19 lockdown and the significant increase in gross profit margin. The increase in gross profit margin was primarily due to the decrease in cost per unit resulting from procurement of larger quantities of supplies.

Operating expense

Operating expense was $102,112 for the three months ended September 30, 2020, reflecting an increase of $3,629 from $98,483 for the three months ended September 30, 2019. The increase was due to an increase in professional service fees.

Comprehensive loss

As a result of the foregoing, comprehensive loss to FVTI stockholders was $15,788 for the three months ended September 30, 2020 compared to comprehensive loss was $75,789 for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change
Revenue	$247,567	$179,534	$68,033
Cost of revenue	172,797	137,470	35,327
Gross profit	74,770	42,064	32,706
Gross profit (%)	30.20%	23.43%

Operating expense	340,604	366,050	(25,446)
Other income(expense)	(265,834)	2,231	(268,065)
Interest income	96	-	96
Interest expense	(10,186)	-	(10,186)
Provision for income taxes	-	81	(81)
Foreign currency translation gain	(10,505)	5,718	(16,223)
Comprehensive loss	$(212,482)	$(316,121)	$103,639

Revenue

Net revenue was $247,567 for nine months ended September 30, 2020, reflecting an increase of $68,033 from $179,534 for the nine months ended September 30, 2019. The reason for the increase in revenue was that the Company made sales of a handful of new customers that led to increased sales volume.

Cost of revenue

Cost of revenue was $172,797 for the nine months ended September 30, 2020, reflecting an increase of $35,327 from $137,470 for the nine months ended September 30, 2019. The increase was due to an increase in sales volume.

Gross profit

Gross profit was $74,770 and $42,064 for the nine months ended September 30, 2020 and 2019, respectively. Gross profit margin increased to 30.20% for the nine months ended September 30, 2020 from 23.43% for the corresponding period in 2019. The increase in gross profit was attributable to the increase in revenue and gross profit margin.

Operating expense

Operating expense was $340,604 for the nine months ended September 30, 2020, reflecting a decrease of $25,446 from $366,050 for the nine months ended September 30, 2019. The decrease was primarily due to decreases in salaries, marketing and general and administrative costs related to mergers and acquisitions as a result of the Company’s limited business activities due to the COVID-19 pandemic.

Comprehensive loss

As a result of the foregoing, comprehensive loss attributable to FVTI stockholders was $212,482 for the nine months ended September 30, 2020, reflecting a decrease in comprehensive loss by $103,639 from $316,121 for the same period in 2019.

Liquidity and Capital Resources

Working Capital

	September 30, 2020	December 31, 2019	Change

Total current assets	$270,046	$73,970	$196,076
Total current liabilities	1,186,305	855,352	330,953
Working capital deficit	$(916,259)	$(781,382)	$(134,877)

As of September 30, 2020, we had cash and cash equivalents in an amount of $14,194. We have financed our operations primarily though borrowings from related parties. The decrease in working capital deficit was primarily due to a decrease in losses from operations and net cash used in operating activities.

Cash Flows

	Nine Months Ended September 30,
	2020	2019	Change
Cash Flows Used in Operating Activities	$(335,627)	$(205,921)	$(129,706)
Cash Flows Used in Investing Activities	(50,543)	-	(50,543)
Cash Flows Provided by Financing Activities	361,933	215,027	146,906
Net (Decrease)/Increase in Cash During Period	$(24,237)	$9,106	$(33,343)

Cash Flow from Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $335,627, which represents a $129,706 increase compared to $205,921 net cash used in operating activities for the nine months ended September 30, 2019. The change was primarily due to an increase in accounts receivable of $69,620 and an increase in advances and prepayments to suppliers of $106,539.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $50,543 as compared to $0 for the nine months ended September 30, 2019. The increase in net cash used in investing activities was mainly due to certain office renovation and improvements.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $361,933 as compared to $215,027 for the nine months ended September 30, 2019. The increase in net cash provided by financing activities was mainly due to an increase in long term borrowings.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of these disclosure controls and procedures, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The exhibits listed on the Exhibit Index are provided as part of this report.

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on December 5, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortune Valley Treasures, Inc.

Date: November 23, 2020

	By:	/s/ Yumin Lin
	Name:	Yumin Lin
	Title:	Chief Executive Officer, President and Secretary
(Principal Executive Officer)

	By:	/s/ Kaihong Lin
	Name:	Kaihong Lin
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

