Form 10-K
period 2020-12-31
Fortune Valley Treasures, Inc.
filed 2021-04-26
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes [  ] No [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $62.6 million.

As of April 26, 2021, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 313,098,220 shares.

Documents Incorporated by Reference: None.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the availability and adequacy of working capital to meet our requirements;
●	the consummation of any potential acquisitions;
●	actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities;
●	changes in our business strategy or development plans;
●	our ability to continue as a going concern;
●	the availability of additional capital to support capital improvements and development;
●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2021 in China and around the world);
●	other risks identified in this report and in our other filings with the Securities and Exchange Commission (the “SEC”); and
●	the availability of new business opportunities.

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

PART I

Item 1. Business

Overview

We have been engaged in the retail and wholesale distribution of a wide spectrum of food and beverage products in Guangdong province, China since 2011. We have eight stores in Dongguan City, Guangdong Province to serve our clients and we have developed our online platform for our wholesaler and other end users. In addition, we are actively seeking quality target companies in the food, beverage and alcohol industries for mergers and acquisition for further development of our company.

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

During the year 2020, in order to increase our wine market share, FVTL set up two subsidiaries, namely “Dongguan City Fu La Tu Trade Ltd (FLTT)” and “Dongguan City Fu Xin Gu Trade Ltd (FXGT)” in Dongguan City.

On March 1, 2019, we entered into a sale and purchase agreement to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles, in exchange for 100 shares of our common stock and closed the acquisition of JJGS on March 1, 2019. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interest of Jiujiu (HK) Industry Limited (“JJHK”) and Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”). JJGS and JJHK are holding companies and conduct business through their operating subsidiary, JJSZ, which engages in retail and wholesale distribution of our wine products.

On June 22, 2020, we entered into a sale and purchase agreement along with Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., a company incorporated in China and a wholly-owned subsidiary of FVTI (“QHDX”), to acquire 90% of the shares of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in China, in exchange for 4,862,681 shares of our common stock and closed the acquisition of Xixingdao on August 31, 2020. After the closing, Xixingdao became the Company’s subsidiary. The shares were issued to the original owners of Xixingdao on December 28, 2020. Xixingdao’s principal business is drinking water distribution and delivery in Dongguan City, Guangdong Province. To increase its market share, Xixingdao set up eight subsidiaries primarily operating wholesale distribution of our water products to serve the local customers.

The following diagram illustrates our corporate structure as of the date of this Annual Report.

Recent Developments

Coronavirus (COVID-19) Update

In December 2019, a novel strain of coronavirus (COVID-19) was first identified in China and has since spread rapidly globally. The outbreak of COVID-19 has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities globally. In March 2020, the World Health Organization declared the COVID-19 a pandemic. In 2020, COVID-19 had a material impact on our business, financial condition, and results of operations. including, but not limited to, the following:

●	We temporally closed our offices in early 2020, as required by relevant PRC regulatory authorities. Our offices were subsequently reopened pursuant to local guidelines. In 2020, the pandemic caused disruptions in our operations and supply chains, which resulted in delays in the shipment of products to certain of our customers.

●	A large number of our employees were in mandatory self-quarantine and the entire business operations of the Company halted for over a month from February to March 2020.

●	Our customers were negatively impacted by the pandemic, which reduced the demand of our products. As a result, our revenue and income were negatively impacted in the first half of 2020.

After the second quarter of 2020, the COVID outbreak in China has gradually been controlled. Our business has also returned to normal operations, although management assessed that our results of operations had been negatively impacted for the year. COVID-19 could adversely affect our business and results of operations in 2021 if any COVID resurgence causes significant disruptions to our operations or the business of our supply chain, logistics and service providers. We cannot predict the severity and duration of the impact from such resurgence, if any. If any new outbreak of COVID-19 is not effectively and timely controlled, or if government responses to outbreaks or potential outbreaks are severe or long-lasting, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, and could materially and adversely impact our business, financial condition and results of operations.

Business Plan

Our business plan is to extend our market share through acquiring quality businesses in the food and beverage industries, in order to increase our customer base and supply channels, as well as to acquire more skilled employees and business connections in the industries. We plan to further develop our online marketing platform and internal operation management system by engaging an external IT company during 2021. In the past year, we successfully acquired Xixingdao, a drinking water distribution business. While we terminated proposed acquisitions of two target companies as a result of their inability to meet our performance requirements, as disclosed below, we are in the process of completing the acquisition of Valley Holdings, a food wholesale and food additives business. We expect to continue to explore new opportunities to acquire additional quality and compatible businesses in our industries.

We consider the following factors when evaluating quality acquisition targets: (i) costs involved in an acquisition; (ii) financial performance of the target; (iii) the reputation of the target in its industry; (iv) the target’s existing customer base; (v) the target’s supplier network; (vi) the expertise and experience of the target’s management and employees; and (vii) the inventory condition of the target.

Our management believes that successful acquisitions will bring synergies to our business and enhance our shareholders’ value.

Makaweng Acquisition and Termination

On July 13, 2019, the Company and QHDX entered into an equity interest transfer agreement, which was later amended on September 12, 2019 (“Makaweng Agreement”), with Xingwen Wang, a shareholder and legal representative of Yunnan Makaweng Wine & Spirits Co., Ltd. (“Makaweng”), a PRC limited liability company engaged in the business of distribution of wine and beer. Pursuant to the Makaweng Agreement, QHDX purchased 51% of Makaweng’s equity interest from Xingwen Wang in exchange for shares of our common stock (“Makaweng Issuable Shares”). On August 28, 2019, the registration of transferring the 51% of equity interest of Makaweng to QHDX with local government authorities was completed.

On December 3, 2020, QHDX and Xingwen Wang, an original shareholder of Makaweng, signed a share transfer agreement (the “Share Transfer Agreement”) pursuant to which the parties agreed that QHDX would transfer all of the 51% of equity interest of Makaweng it held to Mr. Wang. Upon the effectiveness of the Share Transfer Agreement, QHDX no longer owned an equity interest in Makaweng. As of the date of the Share Transfer Agreement, the Company has not issued any common shares to Xingwen Wang and the control of Makaweng has never been transferred to QHDX.

BTF Acquisition and Termination

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

On February 28, 2021, FVTI, QHDX and the Original Shareholders of BTF signed a termination agreement pursuant to which the parties mutually agreed to terminate the Agreement. The BTF Agreement was terminated effective as of February 28, 2021 and the parties have no further rights or obligations under the BTF Agreement. The parties further agreed to waive their rights to any claims that may arise under the BTF Agreement. As of the date of the termination agreement, no equity interest of BTF had been transferred to QHDX.

Valley Holdings Acquisition

On March 16, 2020, the Company, along with JJGS, entered into an equity interest transfer agreement (the “Valley Holdings Original Agreement”) with Valley Holdings Limited (“Valley Holdings”), a Hong Kong company, and Angel International Investment Holdings Limited (the “Valley Holdings Seller”), a 70% shareholder of Valley Holdings. Valley Holdings owns approximately 88.44% of the equity interest of Valley Foods Holdings (Guangzhou) Co., Ltd. (“Valley Food”), which is a limited liability company incorporated in China and engaged in the business of food wholesale and production and sale of food additives in China.

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

On January 6, 2021, the parties entered into an agreement to terminate the Valley Holdings Original Agreement. Under the termination agreement, there were no termination penalties incurred by FVTI or JJGS.

On January 6, 2021, FVTI, along with its Hong Kong subsidiary, DILHK, entered into a new equity interest transfer agreement (the “Valley Holdings Agreement”) with the Seller and Valley Holdings. Pursuant to the agreement, DILHK agreed to purchase 70% of Valley Holdings’ equity interest (the “Equity Transfer”) from the Seller in consideration of shares of FVTI’s common stock (“Issuable Shares”) valued at $12 million (subject to adjustments in the event Valley Holdings’ net profit is more than HK$5 million (approximately US$0.6 million) or less than HK$3 million (approximately US$0.4 million) for the fiscal year ended December 31, 2020). According to the agreement, the total number of Issuable Shares will be determined based on the average of the closing prices of FVTI’s common stock for the 30 business days preceding the date of the Closing (as defined below).

The closing of the Equity Transfer (the “Closing”) is intended to occur on or around April 30, 2021. The Closing is subject to certain conditions, including but not limited to (a) completion of due diligence review of Valley Holdings and its subsidiaries to the satisfaction of DILHK, (b) completion of the initial draft of the audited consolidated financial statements of Valley Holdings for the fiscal year ended December 31, 2019, (c) execution of non-competition agreements and confidentiality agreements with the senior management members of Valley Holdings and its subsidiaries, and (d) assignment to Valley Holdings of all of the intellectual property related to the operations of Valley Holdings and its subsidiaries.

Pursuant to the agreement, FVTI will issue the Issuable Shares to an escrow account for the beneficiary of the Seller within 30 business days after the Closing. The Issuable Shares shall be released from the escrow account to the Seller within 30 days upon an independent registered accounting firm’s written confirmation that Valley Holdings’ audited net profit is at least HK$3 million (approximately US$0.4 million) for the fiscal year ended December 31, 2020.

To ensure the continuous operations of Valley Holdings and its subsidiaries, the parties agreed that Valley Holdings and its subsidiaries will retain their existing employees and will enter into non-competition and employment agreements with all management members of Valley Holdings and its subsidiaries. The parties further agreed that Valley Holdings will not make any profit distributions within two years after the execution of the Agreement. DILHK or the Seller may terminate this Agreement in writing in the event that any closing condition is not met before April 30, 2021. As of the date of this report, the closing of the Valley Holdings Equity Transfer has not occurred.

Our Strategies:

●	We plan to diversify our existing product portfolio strategically, and thereby provide our customers with a wider range of choices and broaden our existing customer base.

●	We plan to continue to solidify our relationships with our existing suppliers as well as identifying new suppliers.

●	We plan to strengthen our corporate image by increasing marketing and promotion efforts.

●	We plan to attract, motivate and retain high-quality talent.

●	We will continue to expand and explore additional services and products to enrich our one-stop services to our customers.

Our Business, Products and Product Distribution

We sell a variety of wines, such as dry red wine, dry white wine, rosé wine, and sweet wine. Currently we sell about 40 different brands of wine, most of which are imported from France and Spain.

We sell a variety of water, peanut oil, soybean oil and blended oil. Currently we sell about 30 different brands of water and 3 different brands of oil.

We have put significant efforts in developing and promoting our brand name in different regions of China. Our products are mainly sold to retailers, such as wine and water retail stores, convenience stores and supermarkets. The selling price varies by quantities of products each retailer orders from us.

We have cultivated business relationships and achieved recognitions with different organizations over the years, which have improved our business and management efficacy. Specifically, we have been collaborating with Shenzhen Institute of Tsinghua University since 2011, who has been helping us develop an innovative management model, operating model and franchising model. We have been a member of Guangdong Provincial Liquor Industry Association since 2011.

Our wine product operations are based in Humen Town, Dongguan City. We lease a six-floor building with a total floor area of 1,200 square meters. Our wine retail store is located on the first floor which we use exclusively as a retail store and for sample products display. We use the remaining five floors as the Company’s conference room, offices and storage.

Our water and oil product management office is also located in Humen Town, Dongguan City. We lease the building which has over 1,300 square meters. It includes sales, customer service, warehouse, delivery and finance departments. The office manages one office, seven wholesales stores and one warehouse. We also maintain one registered office for the subsidiary with lease term of three years. As of December 31, 2020, the Company has total twelve separate operating lease agreements for three office spaces, one warehouse and eight stores in PRC with remaining lease terms of from 21 months to 76 months.

We have developed our WeChat applet “FVTI food safety & healthy supply platform” (short name “Fu Gu Online”). Some of our agents and wholesalers have ordered from this platform.

Market

China is a country with both an ancient wine tradition and a new and an emerging wine-consuming market. Wine production in China has thousands of year of history. Today, China is also an emerging wine-producing nation in its own right with brands such as Great Wall, Changyu and Dynasty. Local wines account for 80 percent of wine consumed in China. According to The International Wine and Spirit Record (the “IWSR”), China is one of the fastest-growing wine markets in the world, with rising personal incomes driving an enhancement of tastes and consumption levels. In 2017, the wine consumption per capita was only about 1.2 liters accounting for less than 1/3 of the global total as well as 1/10 of the U.S. consumption. Therefore, we believe there are great potential for growth in the Chinese wine market.

Competition

France still dominates the Chinese wine market with a share of 48 per cent according to Euromonitor International. The best sales in Chinese supermarkets are imported wines from RMB60-180, or approximately $9.00 - $27.00 per bottle. One major challenge is that Chinese consumers switch from one brand to another rather quickly, exhibiting little brand loyalty. Online sales particularly enable the consumers to source and purchase budget wines. Management believes that wineries will most benefit from growth in China will be those that demonstrate patience, professional service while building brand awareness and a long term strategy to develop the market with their Chinese partners.

For our Company, there are two major competitors in our market, Aussino Liquor and ASC Fine Wines. These companies are well established, more recognized and well accepted by consumers in China.

Government Regulations

We operate our business in China under a legal regime consisting of the National People’s Congress, which is the country’s highest legislative body; the State Council, which is the highest authority of the executive branch of the PRC central government; and several ministries and agencies under its authority, including the Ministry of Industry and Information Technology, State Administration For Industry & Commerce, State Administration of Taxation and their respective local offices. This section summarizes the principal PRC regulations related to our business.

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

AQSIQ Notice on December 23, 2004	Rules for Inspection on Production Licensing of Wines and Fruit Wines	January 1, 2005	This rule sets forth inspection procedures on production licensing of wines and fruit wines.

AQSIQ Order 78 of 2005	Geographical Indication Product Protection Regulation	July 15, 2005	This regulation regulates the use of geographical indication product names and trademarks while safeguarding the quality of geographical indication products.

Drinking Natural Mineral Water（GB8537-2018）	Drinking water	June 21, 2019	This standard specifies the product classification, requirements, inspection methods, inspection rules, marks, packaging, transportation and storage of drinking natural mineral water.

Measure for the Supervision and Administration of the Sanitation of Drinking Water	Quality and Safety	June 1, 2016	The measure ensures the safety of drinking water, protect human health, and strengthen supervision and management.

Packaged Drinking Water（GB19298-2014）	Drinking water	May 25, 2015	This standard specifies the product scope, requirements, inspection methods, label identification and name of packaged drinking water

Notice on further strengthening the supervision and management of the quality and safety of “Big Buckets of Water”	Quality and Safety	March 31, 2014	The notice emphasizes the strict implementation of the main responsibility of production enterprises, the strict implementation of production license, the strict implementation of supervision and inspection, the strict supervision and random inspection of products, and the strict investigation and punishment of illegal acts.

Notice on urging drinking water production enterprises to strengthen safety management of added substances	Quality and Safety	August 3, 2009	The notice protects human health, standardizes production, and further strengthens the supervision of drinking water production enterprises.

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

Employees

As of April 13, 2021, the Company had 56 employees, all of which were on a full-time basis. The following table sets forth the number of our full-time employees categorized by function as of April 13, 2021:

Function	Number of Employees
Finance	5
Sales and Marketing	28
IT and Engineering	1
General and Administrative	13
Warehouse and delivery	8
Customer service	1
Total	56

All of our employees are based in the cities of Shenzhen and Dongguan, where our operations are located.

As required by PRC regulations, we participate in various government statutory employee benefit plans, including social insurance funds, namely a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan, a maternity insurance plan and a housing provident fund. We are required under PRC law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. We have not made adequate employee benefit payments, and may be required to make up the contributions for these plans as well as to pay late fees and fines.

We believe that we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on our corporate website (http://www.fvti.show/ as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The foregoing website addresses are provided as inactive textual references only. We periodically provide other information for investors on our corporate website. This includes press releases and other information about financial performance and information on corporate governance. The information contained on the websites referenced in this Form 10-K is not part of this report and is not incorporated by reference into this filing.

Item 1A. Risk Factors

You should carefully consider the risks described below and elsewhere in this Annual Report, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could be decline and you may lose all or part of your investment.

COVID-19 Pandemic

COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results.

In December 2019, a novel strain of coronavirus was discovered in China, which has and is continuing to spread throughout the world. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 disease a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could materially and adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for business combinations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team and resources could be diverted.

The potential effects of COVID-19 could also heighten the risks we face related to each of the risk factors disclosed below. As COVID-19 and its impacts are unprecedented and continuously evolving, the potential impacts to these risk factors remain uncertain. As a result, COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider may present significant risks to our operations.

Risk related to our business

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in March 2014. For the years ended December 31, 2020 and 2019, we have generated $5,005,694 and $275,219, respectively, in revenues and incurred net losses of $3,647,353 and $377,756, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	Our ability to market our products;
●	Our ability to generate revenue;
●	Our ability to obtain higher gross profit products;
●	Our ability to obtain healthier and economical products; and
●	Our ability to raise the capital necessary to continue marketing and developing our product and online platform.

If we are unable to gain any significant market acceptance for our products and services or establish a significant market presence, we may be unable to generate sufficient revenue to continue our business.

Our growth strategy is substantially dependent upon our ability to successfully market our products and services to prospective clients. However, our planned self-conduct or consignment products may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. Failure of our products to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

Management’s ability to implement our business strategy may be slower than expected and we may be unable to generate or sustain profits.

Our business plans, including developing and optimizing our online platform, may not generate profit in the near term or may not become profitable at all, which will result in losses.

We may be unable to enter into our intended markets successfully. The factors that could affect our growth strategy include our success in (a) developing our business plan, (b) obtaining new clients, (c) obtaining adequate financing on acceptable terms, and (d) adapting our internal controls and operating procedures to accommodate our future growth.

Our systems, procedures and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our technical, administrative and financial controls and reporting systems.

Competitors may enter our business sector with superior products which could affect our business adversely.

We believe that barriers to entry are low because of economies of scale, cost advantage and brand identity. Potential competitors may enter this sector with superior products. This would have an adverse effect upon our business and our results of operations. In addition, a high level of support is critical for the successful marketing and recurring sales of our products. Despite having accumulated customers from the past seven years, we may still need to continue to improve our marketing strategic, products and platform in order to assist potential customers in using our platform, and we also need to provide effective support to future clients. If we are unable to increase customer support and improve our platform in the face of increasing competition, with the increase in competition, our ability to sell our products to potential customers could adversely affect our brand, which would harm our reputation.

We operate in a highly competitive industry, and our failure to compete effectively could adversely affect our market share, revenues and growth prospects.

The food and beverage industry in China is highly fragmented and intensely competitive. Industry participants include large scale and well-funded manufacturers and distributors, as well as smaller counterparts. We believe that the market is also highly sensitive to the introduction of new products, including the ever-growing list of new alcohol and non-alcohol beverages, water and edible oil products, which may rapidly capture a significant share of the market. Presently most of our business operations and product distribution are concentrated in Guangdong province, China, and we expect to expand our product sales into broader markets and more geographic areas in China. We compete for sales with heavily advertised national and international brands sponsored by large food companies or distribution networks. Our competitors include China home-grown manufacturers and distributors, foreign companies with China operations, as well as product importers and distributors that carry the same categories of products as ours. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices and result in lower margins. Failure to effectively compete could adversely affect our market share, revenues, and growth prospects.

Our failure to appropriately respond to changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

Our business is particularly subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not be able to respond in a timely or commercially appropriate manner to these changes. If we are unable to do so, our customer relationships and product sales could be harmed significantly.

Furthermore, the food and beverage industry in particular is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion with respect to the products we distribute. This could harm our customer relationships and cause losses to our market share. The success of our new product offerings depends upon a number of factors, including our ability to accurately anticipate customer needs, identify the right suppliers, successfully commercialize new products in a timely manner, price our products competitively, deliver our products in sufficient volumes and in a timely manner, and differentiate our product offerings from those of our competitors.

If we do not introduce new products or make sufficient adjustments to meet the changing needs of our customers in a timely manner, some of our products could become obsolete in the view of consumers, which could have a material adverse effect on our revenues and operating results.

We do not have long term contractual commitments with our retail or distributor customers, and our business may be negatively affected if we are unable to maintain those important relationships and distribute our products.

Our marketing and sales strategy depends in large part on orders, availability and performance of our retailers and distributor customers, supplemented by the sales at our own store and online sales. We will continue our efforts to reinforce and expand our distribution network by partnering with new retailers and distributors. While we have entered written agreements with most of our customers, we currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from most major customers. In addition, we may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is a possibility that we may have to incur additional costs to attract and maintain new customers. Our inability to maintain our sales network or attract additional customers would adversely affect our revenues and financial results.

Because we rely on our retailer customers and wholesale distributors for the majority of our sales that distribute our competitors’ products along with our products, we have little control in ensuring those retailers and distributors will not prefer our competitors’ products over ours, which could cause our sales to suffer.

Our ability to establish a market for our products in new geographic areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors and retailers positioned to serve those areas. Most of our distributors and retailers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors and retailers prefer to sell our competitors’ products over our products or do not employ sufficient efforts in managing and selling our products, including re-stocking retail shelves with our products, our sales and results of operations could be adversely affected. Our ability to maintain our distribution network and attract additional distributors and retailers will depend on several factors, some of which are outside our control. Some of these factors include: the level of demand for our brands and products in a distribution area; our ability to price our products at levels competitive with those of competing products; and our ability to deliver products in the quantity and at the time ordered by distributors or retailers. If any of the above factors work negatively against us, our sales will likely decline and our results of operations will be adversely affected.

Because our retail customers and distributors are not required to place minimum orders with us, we need to manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our customers are not required to place minimum monthly or annual orders for our products. There is no assurance as to the timing or quantity of purchases by any of our customers or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have in the past. To be able to sell our products on a timely basis, we need to maintain adequate inventory levels of the desired products, but we cannot predict the frequency or size of orders by a substantial portion of our customers. If we fail to meet our shipping schedules, we could damage our relationships with distributors or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors or retailers is too high, they will not place orders for additional products, which would also unfavorably impact our future sales and adversely affect our operating results.

Our business plan and future growth is dependent in part on our distribution arrangements with retailers and wholesale distributors. If we are unable to effectively implement our business plan and distribution strategy, our results of operations and financial condition could be adversely affected.

We currently have sales arrangements with most of wholesale distributors and retail accounts to distribute our products directly through their venues. However, there are several risks associated with this distribution strategy. We do not have long-term agreements in place with any of these customers and thus, the arrangements are terminable at any time by these retailers or us. Accordingly, we may not be able to maintain continuing relationships with any of these accounts. A decision by any of these retailers to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition or results of operations. In addition, our dependence on existing major retail accounts may result in pressure on us to reduce our pricing to them or allow significant product discounts. Any increase in our costs for these retailers to carry our product, reduction in price, or demand for product discounts could have a material adverse effect on our profit margin.

We rely on independent suppliers and manufacturers of our products, and such dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not own the plants or the equipment required to make and package the products we sell, and do not directly manufacture our products but instead purchase our products from our independent suppliers who source the products from independent manufacturers. We do not anticipate bringing the manufacturing process in-house in the future. Currently, our products are sourced from approximately twenty-one independent suppliers. Our ability to attract and maintain effective relationships with our suppliers, and other third parties for the production and delivery of our beverage products in a geographic distribution area is important to the success of our operations within each distribution area. Competition for contract manufacturers’ business is intense, especially in the western U.S., and this could make it more difficult for us to obtain new or replacement manufacturers, or to locate back-up manufacturers, in our various distribution areas, and could also affect the economic terms of our agreements with our manufacturers. Our contract manufacturers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

As is customary in the contract manufacturing industry for comparably sized companies, we are expected to arrange for our contract manufacturing needs sufficiently in advance of anticipated requirements. We continually evaluate which of our contract manufacturers to utilize based on the cost structure and forecasted demand for the geographic area where our contract manufacturers are located. To the extent demand for our products exceeds available inventory or the production capacity of our contract manufacturing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product than warranted by actual demand, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract manufacturing requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

We are exposed to risks associated with the distribution of products manufactured by third parties.

We acquire and import most of our alcohol beverage products from France and Spain and contract with third-parties, such as wineries or wine distributors to supply our products. We do not have full control over the product making activities of the wine and other product producers. Significant delays and defects in our products resulting from the activities of our product makers may have a material adverse effect on our Company’s results of operations and financial condition.

Under the PRC law, for the third party products that we distribute, the third party manufacturers are responsible for the quality of the products. We, however, may still be liable under certain circumstances. For example, product sellers bear tort liabilities for product defects as a result of the seller’s negligence which has caused the consumers’ damages or if the sellers are unable to specify the manufacturer of a defective product. In the event consumers suffer from damages caused by product defects, consumers may seek compensation either from the product manufacturer or from the seller of the products. If a product defect occurs during the manufacturing period and the compensation is paid by a seller, then the seller is entitled to recover losses from the manufacturer. However, if a defect occurs during the selling period and the compensation is paid by the manufacturer, then the manufacturer is entitled to recover losses from the seller. In the event that product defects are caused by the manufacturers, while we have the right to seek recourse against the manufacturers after we pay damages to the consumers, there can be no assurance that we could recover any of our compensation payments we will have made.

We may be subject to product liability claims.

We are a food and beverage product distributor, and the products we sell are not made by us which may contain defects or have quality issues. As a result, sales of such products could expose us to product liability claims relating to personal injury or property damage and may require product recalls or other actions. Third parties subject to such injury or damage may bring claims or legal proceedings against us as the distributor or retailer of the product. Although we would have legal recourse against the manufacturer of such products under applicable law, attempting to enforce our rights against the manufacturer may be expensive, time-consuming and ultimately futile. In addition, we do not currently maintain any third-party liability insurance or product liability insurance in relation to products we sell. As a result, any material product liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

Our business and financial results depend on the continuous supply and availability of raw materials, and rising raw material, fuel and freight costs as well as freight capacity issues may have an adverse impact on our sales and earnings.

The principal raw materials for the wine products we sell include glass bottles, labels, closures, flavorings, stevia, pure cane sugar and other natural ingredients. The costs of the product ingredients are subject to fluctuation. If any supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected. Prices of any raw materials or ingredients may continue to rise in the future and we would incur higher supply costs which we may not be able to pass any cost increases on to our customers.

Moreover, industry-wide shortages of certain concentrates, supplements and sweeteners have been experienced could, from time to time in the future, be experienced, which could interfere with and/or delay production and supply of certain of our products we source and could have a material adverse effect on our business and financial results.

In addition, any supply shortage or volatility in the global oil markets would result in unstable fuel and freight prices. Due to the price sensitivity of our products, we may not be able to pass any increased costs on to our customers. At the same time, the economy appears to be returning to pre-pandemic levels resulting in the rise of freight volumes which is exacerbated by carrier failures to meet demands and fleet reductions due to higher transportation demand in China and global logistics service industry. We may be unable to secure available transportation carrier capacity at reasonable rates, which could have a material adverse effect on our operations.

We rely upon our ongoing relationships with our key suppliers. If we are unable to source our products on acceptable terms from our key suppliers, we could suffer disruptions in our business.

Currently we purchase our alcohol products from seven major suppliers and food and non-alcohol beverage products from fourteen major suppliers, and we anticipate that we will purchase our products from others with the intention of developing other sources of supply for our products. The prices of our products are determined by our suppliers and manufacturers and may be subject to change. Consequently, we do not have control over any price increases of the products we sell and may be unable to obtain those products from alternative suppliers on short notice.

In addition, we may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient product supplies, we might not be able to satisfy demand on a short-term basis. If we must replace a product supplier, we could experience disruptions in our ability to deliver products to our customers or experience a change in the quality or customer appeal of our products, all of which could have a material adverse effect on our results of operations.

Failure to manage our growth could strain our operational and other resources, which could materially and adversely affect our business and prospects.

Since 2018, our business has experienced significant growths through acquisitions and product diversification. Our growth strategy includes increasing market penetration of our existing products and services, identifying and developing new products, and increasing distribution channels and customers we serve. Pursuing these strategies has resulted in, and will continue to result in substantial demands on our capital and operating resources. In particular, the management of our growth will require, among other things:

●	successful integration of our existing operations and acquired businesses;

●	stringent cost controls and adequate liquidity;

●	strengthening of financial and risk controls;

●	increased marketing, sales and support activities; and

●	retaining, training and hiring qualified employees and professionals.

If we are not able to manage our growth successfully, our business, financial condition and operating results would be materially and adversely affected.

If we are unable to maintain brand image and product quality, or if we encounter other product issues such as product recalls, our business may suffer.

Our success depends on our ability to maintain brand reputation for our existing products and effectively build up brand image for new products and brand extensions. There can be no assurance, however, that additional expenditures on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Product quality issues or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In addition, because of changing government regulations or their implementation, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image.

The inability to attract and retain key personnel would directly affect our efficiency and results of operations.

Our success depends on our ability to attract and retain highly qualified employees in such areas as distribution, sales, marketing and finance. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover, particularly involving our key personnel, could negatively impact our operations, financial condition and employee morale.

Our inability to protect our trademarks and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights, licenses and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands or profitably exploit our products.

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in us could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential conditions. The failure of controls by design deficiencies or absence of adequate controls could result in a material adverse effect on our business and financial results.

While we are not aware of any data breach in the past, cyber-attacks, computer viruses or any future failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information could result in a data breach which could materially adversely affect our reputation, financial condition and operating results.

The protection of our customers’, business partners’, our Company’s and employees’ data is critically important to us. Our customers, business partners, and employees expect we will adequately safeguard and protect their sensitive personal and business information. We have become increasingly dependent upon automated information technology processes. Improper activities by third parties, exploitation of encryption technology, data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment terminals or other settlement systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. There can be no assurance that we will not suffer a criminal cyber-attack in the future, that unauthorized parties will not gain access to personal or business information or sensitive data, or that any such incident will be discovered in a timely manner.

We also face indirect technology, cybersecurity and operational risks relating to the third parties whom we work with to facilitate our business activities, including, among others, third-party online service providers who manage accounts for our customers and external cloud service provider. As a result of increasing consolidation and interdependence of technology systems, a technology failure, cyber-attack or other information or security breach that significantly compromises the systems of one entity could have a material impact on its counterparties. Any cyber-attack, computer viruses, physical or electronic break-ins or similar disruptions of such third-party service providers could adversely affect our operations and could result in misappropriation of funds of our customers.

Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with customers and cooperation partners could be severely damaged, we could incur significant liability and our business and operations could be adversely affected.

We are substantially dependent upon our senior management and key information technology and development personnel.

We are highly dependent on our senior management to manage our business and operations and our marketing and distribution personnel for the sale of products. In particular, we rely substantially on members of our senior management, including Chief Executive Officer, Yumin Lin, and Chief Financial Officer, Kaihong Lin, and executives at our key subsidiaries to manage our operations.

While we provide the legally required personal insurance for the benefit of our employees, we do not maintain key man life insurance on any of our senior management or key personnel. The loss of any one of them would have a material adverse effect on our business and operations. Competition for senior management and our other key personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key personnel that we lose. In addition, if any member of our senior management or key personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our Company. Although each of our senior management and key personnel has signed a confidentiality agreement in connection with their employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key personnel.

We compete for qualified personnel with other technology companies and research institutions. Intense competition for these personnel could cause our compensation costs to increase, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

We are dependent upon the services of experienced personnel who possess skills that are valuable in our industry, and we may have to actively compete for their services.

We are heavily dependent upon our ability to attract, retain and motivate skilled personnel to serve our customers. Many of our personnel possess skills that would be valuable to all companies engaged in our industry. Consequently, we expect that we will have to actively compete for these employees. Some of our competitors may be able to pay our employees more than we are able to pay to retain them. Our ability to profitably operate is substantially dependent upon our ability to locate, hire, train and retain our personnel. There can be no assurance that we will be able to retain our current personnel, or that we will be able to attract and assimilate other personnel in the future. If we are unable to effectively obtain and maintain skilled personnel, the development and quality of our services could be materially impaired. See “Our Employees.”

If we fail to protect our intellectual property rights, it could harm our business and competitive position.

We rely on a combination of trademark and trade secret laws and non-disclosure agreements and other methods to protect our intellectual property rights. We own a number of trademarks in China, all of which have been properly registered with regulatory agencies such as the State Intellectual Property Office and Trademark Office. This intellectual property has allowed our products to earn market share in the financial services and supply chain solutions industries.

We also rely on trade secret rights to protect our business through non-disclosure agreements with certain employees. If any of our employees breach their non-disclosure obligations, we may not have adequate remedies in China, and our trade secrets may become known to our competitors. In accordance with Chinese intellectual property laws and regulations, we will have to renew our trademarks once the terms expire.

Implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in the PRC laws and enforcement difficulties. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other western countries. Furthermore, policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend our intellectual property rights, or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs and diversion of resources and management attention, which could harm our business and competitive position.

We may be exposed to intellectual property infringement and other claims by third parties which, if successful, could disrupt our business and have a material adverse effect on our financial condition and results of operations.

Our success depends, in large part, on our ability to use and develop our intellectual property without infringing third party intellectual property rights. If we sell our branded products internationally, and as litigation becomes more common in China, we face a higher risk of being the subject of claims for intellectual property infringement, invalidity or indemnification relating to other parties’ proprietary rights. Our current or potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, may have or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our branded products in either China or other countries, including the United States and other countries in Asia. In addition, the defense of intellectual property suits, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. Furthermore, an adverse determination in any such litigation or proceedings to which we may become a party could cause us to:

●	pay damage awards;

●	seek licenses from third parties;

●	pay ongoing royalties; or

●	be restricted by injunctions.

Each of which could effectively prevent us from pursuing some or all of our business and result in our customers or potential customers deferring or limiting their purchase or use of our branded products, which could have a material adverse effect on our financial condition and results of operations.

We may not maintain sufficient insurance coverage for the risks associated with our business operations. As a result, we may incur uninsured losses.

Except for property, accident and automobile insurance, we do not have other insurance of such as business liability or disruption insurance coverage for our operations in the PRC. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, it could adversely affect our business, results of operations and financial condition.

Operational risks

If the products we sell are not safe or otherwise fail to meet our customers’ expectations, we could lose customers, incur liability for any injuries suffered by customers using or consuming our products or otherwise experience a material impact to our brand, reputation and financial performance. We are also subject to reputational and other risks related to third-party sales on our online platforms.

Our customers count on us to provide them with safe food products. Concerns regarding the safety of food that we source from our suppliers or that we prepare and then sell could cause customers to avoid purchasing certain food products from us, or to seek alternative sources of supply for all of their food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish and such products also expose us to product liability or food safety claims. As such, any issue regarding the safety of any food items we sell, regardless of the cause, could adversely affect our brand, reputation and financial performance. In addition, third-parties sell goods on some of our online platforms. Whether laws related to such sales apply to us is currently unsettled and any unfavorable changes could expose us to loss of sales, reduction in transactions and deterioration of our competitive position. In addition, we may face reputational, financial and other risks, including liability, for third-party sales of goods that are controversial, counterfeit or otherwise fail to comply with applicable law. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such terms. Any of these events could have a material adverse impact on our business and results of operations and impede the execution of our eCommerce growth strategy.

Strategic risks

Failure to successfully execute our online and offline-channel strategy and the cost of our investments in our online platform and technology may materially adversely affect our gross profit, net sales and financial performance

The food trade business continues to rapidly evolve and consumers increasingly embrace digital shopping. As a result, the portion of total consumer expenditures with retailers and wholesale stores occurring through digital platforms is increasing and the pace of this increase could continue to accelerate. Our strategy, which includes investments in our online platform, technology, acquisitions and store remodels, may not adequately or effectively allow us to continue to grow our online platform business, increase comparable store sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store openings.

Failure to successfully execute this strategy may adversely affect our market position, gross profit, net sales and financial performance which could also result in impairment charges to intangible assets or other long-lived assets. In addition, a greater concentration of online platform sales, including increasing online food sales, could result in a reduction in the amount of traffic in our stores, which would, in turn, reduce the opportunities for cross-store sales of food merchandise that such traffic creates and could reduce our sales within our stores and materially adversely affect our financial performance.

Risks Related to Doing Business in the PRC

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct all of our business through our subsidiaries in China. Our operations in China are governed by PRC laws and regulations. Our PRC subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally planned economy to a relatively free market economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of service fees that may be payable by municipal governments to wastewater and sludge treatment service providers. Also, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the foreign corrupt practices act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in the PRC, which may experience corruption. Our proposed activities in the PRC create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

You may have difficulty enforcing judgments against us.

We are a Nevada corporation but most of our assets are and will be located outside of the United States. Almost all our operations are conducted in the PRC. In addition, most of our officers and directors are the nationals and residents of a country other than the United States. Most of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon them. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, since he or she is not a resident in the United States. In addition, there is uncertainty as to whether the courts of the PRC or other jurisdictions would recognize or enforce judgments of U.S. courts.

Chinese economic growth slowdown may have a negative effect on our business.

Since 2014, Chinese economic growth has been slowing down from double-digit GDP speed. The annual rate of growth declined from 7.3% in 2014 to 6.9% in 2015, to 6.7% in 2016, to 6.9% in 2017, to 6.6% in 2018, and to 6.1% in 2019. Due to the impact of COVID-19, China’s economic growth rate in 2020 has slowed to 2.3%, its lowest level in years. While technology-based financial services companies have not been affected by the pandemic on the same level as companies in certain other industries, nevertheless a slow economic growth could adversely affect many of our customers and partners, which in turn may materially adversely affect our financial condition and results of operations.

Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed an Enterprise Income Tax Law (the “EIT Law”) and implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation of China issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate stamps, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management are often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders.

FVTI does not have a PRC enterprise or enterprise group as its primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of the Notice, so we believe the Notice is not applicable to us. However, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in the Notice to evaluate the tax residence status of FVTI.

We do not believe that we meet some of the conditions outlined. As a holding company, the key assets and records of FVTI including the resolutions and meeting minutes of our board of directors and the resolutions and meeting minutes of our shareholders, are located and maintained outside the PRC. In addition, we are not aware of any offshore holding companies with a corporate structure similar to ours that have been deemed a PRC “resident enterprise” by the PRC tax authorities. Accordingly, we believe that FVTI should not be treated as a “resident enterprise” for PRC tax purposes if the criteria for “de facto management body” as set forth in the Notice were deemed applicable to us. However, as the tax residency status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body” as applicable to our offshore entities, we will continue to monitor our tax status.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Currently, we do not have any non-China source income, so this would have minimal effect on us; however, if we develop non-China source income in the future, we could be adversely affected. Second, under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income.” Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. If we were treated as a “resident enterprise” by the PRC tax authorities, we would be subject to taxation in both the U.S. and China, but our PRC source income will not be taxed in the U.S. again because the U.S.-China tax treaty will avoid double taxation between these two nations.

PRC regulation of loans and direct investment by offshore holding companies in PRC entities may delay or prevent us from using the proceeds of our securities offerings to make loans or additional capital contributions to our PRC operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

In the normal course of our business or in utilizing proceeds of any future securities offerings, we may make loans to our PRC subsidiaries or may make additional capital contributions to our PRC subsidiaries. Any loans to our PRC subsidiaries are subject to PRC regulations. For example, loans by us to our subsidiaries in China, which are FIEs, to finance their activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange, or SAFE. Currently, China is holding more open and tolerant attitude toward FIEs. More open rules and regulations are published in recent years to replace previous ones which are more restrictive. On March 30th, 2015, SAFE promulgated Circular 19 which is about Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises) and effective since June 1, 2015. Circular 19 has made some important changes in rules regarding the conversion of foreign exchanges to RMB, which are as follows in particular:

(1)	Instead of the payment-based exchange settlement system under previous Circular 142 and Circular 88, new rules of discretional foreign exchange settlement have been established, which means the foreign exchange capital in the capital account of foreign-invested enterprises for which the confirmation of rights and interests of monetary contribution by the local foreign exchange bureau (or the book-entry registration of monetary contribution by the banks in accordance with Circular 13 as we mentioned in the comment below) has been handled can be settled at the banks based on the actual operational needs of the enterprises, and the proportion of foreign exchange which can be discretionally converted by each FIE is temporarily determined as 100% (SAFE may adjust such scale as necessary). So regulation wise FIEs no longer needs to report the use of its RMB before or after a conversion which are required by previous Circular 142 and Circular 88. However, actually SAFE and the banks are experiencing a transitional period in this regard, so for the time being, most banks still need the FIEs to report their proposed use of the RMB to be converted from foreign exchanges, as well as the actual use of the RMB obtained in the last conversion. Certainly, the transitional period will not be too long and therefore optimistically from the year of 2016, the report obligation will no longer be required.

(2)	Foreign currency-denominated capital no longer needs to be verified by an accounting firm before converting into RMB.

(3)	As stipulated in Circular 19, the use of capital by FIEs shall follow the principles of authenticity and self-use within the business scope of enterprises, shall not be used for the following purposes:

a)	it shall not be directly or indirectly used for the payment beyond the business scope of the enterprises or the payment prohibited by national laws and regulations;

b)	it shall not be directly or indirectly used for investment in securities unless otherwise provided by laws and regulations;

c)	it shall not be directly or indirectly used for granting the entrust loans in RMB (unless permitted by the scope of business), repaying the inter-enterprise borrowings (including advances by the third party) or repaying the bank loans in Renminbi that have been sub-lent to the third party; and

d)	it shall not be used for paying the expenses related to the purchase of real estate not for self-use, except for the foreign-invested real estate enterprises.

On May 10, 2013, SAFE released Circular 21, which came into effect on May 13, 2013; also, on February 13, 2015 SAFE published Circular 13 (Circular of the State Administration of Foreign Exchange on Further Simplifying and Improving the Direct Investment-related Foreign Exchange Administration Policies) to update some measures stipulated in Circular 21. According to Circular 21, SAFE has significantly simplified the foreign exchange administration procedures with respect to the registration, account openings and conversions, settlements of FDI-related foreign exchange, as well as fund remittances. Meanwhile, Circular 13 has further simplified foreign exchange administration procedures, most important among which is that SAFE delegated foreign exchange registration to the banks, meanwhile the related registration approval by SAFE has been annulled.

Even with more and more open policy toward FDI and FIEs, the Circulars mentioned above may still have some limit our ability to convert, transfer and use the net proceeds from our securities offerings and any offering of additional equity securities in China, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

We may also decide to finance our subsidiaries by means of capital contributions. These capital contributions must be approved by the Ministry of Commerce of China, or MOFCOM, or its local counterpart. We may not be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our PRC subsidiaries. If we fail to receive such approvals, we will not be able to use the proceeds of our offerings and capitalize our PRC operations, which could adversely affect our liquidity and our ability to fund and expand our business.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income will currently only be derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

Changes in the value of the RMB against the U.S. dollar, Euro and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on our shares in U.S. dollar terms. For example, to the extent that we need to convert U.S. dollars we receive from our securities offerings into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of paying dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations of the RMB against other currencies may increase or decrease the cost of imports and exports, and thus affect the price-competitiveness of our products against products of foreign manufacturers or products relying on foreign inputs.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

We reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” For the years ended December 31, 2020 and 2019, we had foreign currency translation gain of $321,337 and $4,480, respectively. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to penalties and limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us, or otherwise adversely affect us.

The SAFE promulgated the Notice on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Notice 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to material change of capitalization or structure of the PRC resident itself (such as capital increase, capital reduction, share transfer or exchange, merger or spin off). On October 16, 2015, nine of our shareholders who are Chinese residents completed the registration with SAFE under this Notice.

Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Other than Notice 37, our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the Implementation Rules of the Administrative Measures for Individual Foreign Exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the Individual Foreign Exchange Rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Individual Foreign Exchange Rules.

It is uncertain how the Individual Foreign Exchange Rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of our securities offerings into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

There are uncertainties under the PRC laws relating to the procedures for U.S. regulators to investigate and collect evidence from companies located in the PRC.

Shareholder claims that are common in the U.S., including securities law class actions and fraud claims, among other matters, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law, which became effective in March 2020, or Article 177, the securities regulatory authority of the State Council may collaborate with securities regulatory authorities of other countries or regions in order to monitor and oversee cross border securities activities. Article 177 further provides that overseas securities regulatory authorities are not permitted to carry out investigation and evidence collection directly within the territory of the PRC, and that any Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to overseas agencies without prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council.

Our principal business operations are conducted in the PRC. In the event that the U.S. regulators carry out investigations with respect to our business and need to conduct investigation or collect evidence within the territory of the PRC, the U.S. regulators may not be able to carry out such investigation or evidence collection directly in the PRC under the PRC laws. The U.S. regulators may consider cross-border cooperation with securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or regulatory cooperation mechanism established with the securities regulatory authority of the PRC. However, there can be no assurance that the U.S. regulators could succeed in establishing such cross-border cooperation in a specific case or could establish the cooperation in a timely manner. If U.S. regulators are unable to conduct such investigations, such U.S. regulators may determine to suspend and ultimately delist our common stock from the Nasdaq Capital Market or choose to suspend or de-register our SEC registration.

Newly enacted Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and the Public Company Accounting Oversight Board, or the PCAOB, and proposed rule changes submitted by Nasdaq calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs.

In April 2020, the SEC then-Chairman, Jay Clayton, and PCAOB Chairman, William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

In May 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in a “Restrictive Market”, such as China, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

In May 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (“HFCAA” or the “Act”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange.

In August 2020, the President’s Working Group on Financial Markets (“PWG”) issued a Report on Protecting United States Investors from Significant Risks from Chinese Companies. The Report made five recommendations designed to address risks to investors in U.S. financial markets posed by the Chinese government’s failure to allow audit firms that are registered with the PCAOB to comply with U.S. securities laws and investor protection requirements. Among the recommendations was advice to enhance the listing standards of U.S. exchanges to require, as a condition of initial and continued exchange listing, PCAOB access to main auditor work papers either directly or through co-audits.

On December 2, 2020, the U.S. House of Representatives passed the HFCAA. On December 18, the HFCAA was signed into law. Among other things, the HFCAA amends the Sarbanes-Oxley Act of 2002 to require the SEC to prohibit the securities of foreign companies from being traded on U.S. securities markets, if the company retains a foreign accounting firm that cannot be inspected or investigated completely by the PCAOB for three consecutive years, beginning in 2021. The Act also requires foreign companies to make certain disclosures about their ownership by governmental entities. The HFCAA requires the SEC to issue new rules within 90 days of the enactment to implement the Act.

In a statement issued on December 18, 2020, the SEC then-Chairman Clayton observed that the SEC staff’s proposal in response to the PWG’s recommendations would substantially overlap with the Act. As a result, Clayton indicated that he had directed the SEC staff to consider providing a single consolidated proposal for the SEC’s consideration on issues related to the PCAOB’s access to audit work papers, exchange listing standards, and trading prohibitions.

On March 24, 2021, the SEC adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the HFCA Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K and other forms with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in a company’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

The lack of access to the audit work paper or other inspections prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of those accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections.

Our independent registered public accounting firm that issued the audit reports on our financial statements, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is based on the U.S. and has been inspected by the PCAOB on a regular basis. However, the recent U.S. legislative and regulatory developments as related to PRC companies listing or seeking to list stock on U.S. exchanges would add uncertainties to the trading and price volatility of our stock. We cannot be certain whether SEC, FINRA or other U.S. regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, geographic reach, or sufficiency of resources as it relates to the audit of our financial statements.

Additional factors outside of our control related to doing business in China could negatively affect our business.

Additional factors that could negatively affect our business include a potential significant revaluation of the Renminbi, which may result in an increase in the cost of commodity or products in the PRC supply chain industry, labor shortages and increases in labor costs in China as well as difficulties in moving products manufactured in China out of the country, whether due to infrastructure inadequacy, labor disputes, slowdowns, PRC regulations and/or other factors. Prolonged disputes or slowdowns can negatively impact both the time and cost of goods. Natural disasters or health pandemics impacting China can also have a significant negative impact on our business. Further, the imposition of trade sanctions or other regulations against products supplied or sold in the supply chain industry transactions for which we provide solutions or the loss of “normal trade relations” status with China could significantly affect our operating results and harm our business.

Payment of dividends is subject to restrictions under Nevada and the PRC laws.

Under Nevada law, we may only pay dividends subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the payment of such dividends. Our ability to pay dividends will therefore depend on our ability to generate adequate profits. In addition, because of a variety of rules applicable to our operations in the PRC and the regulations on foreign investments as well as the applicable tax law, we may be subject to further limitations on our ability to declare and pay dividends to our shareholders.

We can give no assurance that we will declare dividends of any amounts, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions and other factors that our board of directors may deem relevant.

Risks Related to our Common Stock

Our shares may not develop an active trading market and the price and trading volume of our shares may fluctuate significantly.

Our shares of common stock are listed for quotation on the OTC Pink Marketplace. Previously our common stock traded on the OTCQB marketplace but were removed because it failed to maintain a freely traded public float of at least 10% of the total shares issued and outstanding of the class of security that traded on the OTCQB. We cannot predict whether we will be able to address this requirement to return to the OTCQB or whether investor interest in us will lead to the development of an active and liquid trading market. In addition, no assurances can be given regarding when, and if, we will eventually be able to list on a national exchange, including whether or not we will be able to meet applicable listing standards for any such exchange. If an active trading market does not develop, holders of our shares of common stock may have difficulty selling our shares that may now be owned or may be purchased later. In addition, until we are able to be listed on a national exchange, the number of investors willing to hold or acquire our shares may be reduced, we may receive decreased news and analyst coverage and we may be limited in our ability to issue additional securities or obtain additional financing in the future on terms acceptable to us, or at all. Even if an active trading market develops for our shares, the market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our shares may fluctuate and cause significant price variations to occur.

Future sales of substantial amounts of the shares of our Common Stock by existing shareholders could adversely affect the price of our Common Stock.

If our existing shareholders sell substantial amounts of the shares, then the market price of our Common Stock could fall. Such sales by our existing shareholders might make it more difficult for us to issue new equity or equity-related securities in the future at a time and place we deem appropriate. If any existing shareholders sell substantial amounts of shares, the prevailing market price for our shares could be adversely affected.

The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to factors such as:

●	variations in our actual and perceived operating results;

●	news regarding gains or losses of customers or partners by us or our competitors;

●	news regarding gains or losses of key personnel by us or our competitors;

●	announcements of competitive developments, acquisitions or strategic alliances in our industry by us or our competitors;

●	changes in earnings estimates or buy/sell recommendations by financial analysts;

●	potential litigation;

●	general market conditions or other developments affecting us or our industry; and

●	the operating and stock price performance of other companies, other industries and other events or factors beyond our control.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of certain companies. These market fluctuations may also materially and adversely affect the market price of the shares.

In case that our shares trade under $5.00 per share they will be considered penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our shares.

If our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our Common Stock would be considered as a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established Members and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities and may negatively affect the ability of holders of shares of our Common Stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stocks is often volatile, and you may not be able to buy or sell the stock when you want to.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all our earnings, if any, to finance development and expansion of our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our Common Stock appreciates.

Together, our Chief Executive Officer, Mr. Yumin Lin, and our Director, Mr. Minghua Cheng, own a large percentage of our outstanding stock and could significantly influence the outcome of our corporate matters.

Mr. Yumin Lin, our CEO, beneficially owns 37.28% of our outstanding shares of Common Stock, and Mr. Minghua Cheng, our Director, beneficially owns 48.65% of our outstanding shares of Common Stock. As a result, Messrs. Yumin Lin and Minghua Cheng are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

The price of our common stock may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell their shares.

The trading price for our common stock has fluctuated since our common stock was first quoted on OTCQB. After our common stock became quoted on OTCQB, the trading price of our stock has ranged from under $1.0 to $2.05 per share on December 31, 2020, and the last reported on the OTC Pink Marketplace on April 13, 2021 was $5.13 per share. The market price of our stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from health pandemics, war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, we are allowed to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. If you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

If we continue to be unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and investors may lose the value of their investment.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we have been required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we continue to identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our stock could be negatively affected, and we could become subject to investigations by the SEC, FINRA or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the securities exchange on which we list, and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our management, legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, semiannual, and current reports with respect to our business and operating results.

As a result of disclosure of information in this annual report, periodic reports, current reports and in other filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, brand and reputation and results of operations.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We incur increased costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. For example, we must now engage U.S. securities law counsel and U.S. GAAP auditors that we did not require as a private company, and we will have annual payments for listing on a stock exchange if we are so listed. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and NASDAQ, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. While it is impossible to determine the amounts of such expenses in advance, we expect that we will incur additional expenses of between $500,000 and $1 million per year that we did not experience as a private company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 13th Floor, Building B1, Wisdom Plaza, Qiaoxiang Road, Nanshan District, Shenzhen, Guangdong, China 518000, comprising an aggregate of 120 square meters, which expires on October 28, 2021, with a related party. Subsequently, the Company terminated the agreement on February 28, 2021 due to business strategy. The current monthly rent is RMB30,000 (approximately $4,349).

We maintain a retail store and warehouse for wine, comprising an aggregate of 1,200 square meters, in Dongguan City, Guangdong province, China under a lease, which expires on April 30, 2027, with a related party. The current monthly rent is RMB10,000 (approximately $1,450).

In addition, we maintain one office, seven wholesale stores and a warehouse for water and edible oil products of more than 1,300 square meters, in Dongguan City, Guangdong province, China under nine leases, which with third parties. The current total monthly rent is RMB39,000 (approximately $5,961).

We also maintain one registered office for the subsidiary with lease term of three years.

As of December 31, 2020, the Company has total twelve separate operating lease agreements for three office spaces, one warehouse and eight stores in PRC with remaining lease terms of from 21 months to 76 months.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common stock. Prior to trading on the OTC Pink Market quotation system under the symbol “FVTI,” our common stock traded on the OTCQB marketplace (“OTCQB”) under the symbol “FVTI.”

OTC Pink Market securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Market securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Stockholders of Record

As of April 26, 2021, there were 396 stockholders of all of our issued and outstanding shares of common stock.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted or approved an equity compensation plan. No options, warrants or other convertible securities have been granted outside of an approved equity compensation plan.

Transfer Agent

The transfer agent for our capital stock is TranShare Securities Transfer and Registrar, with an address at 12849 Executive Drive, Suite 200 Clearwater, Fl. 33762, telephone number is (303) 662-1112.

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

Company Overview

Fortune Valley Treasures, Inc. (the “Company” or “FVTI”), was incorporated in the State of Nevada on March 21, 2014. We engage in the food supply chain through a service platform. Through various acquisitions of high-quality upstream and downstream companies in the industry, the Company creates a complete industrial chain to reduce costs and enhance competitiveness. The company mainly focuses on online and offline sales targeting regional wholesalers, retailers, supermarkets and major food and beverage (“F&B”) chains.

During the year 2020, the Company conducted its business in generally one revenue stream: product sales – wine, water and oil and other F&B products.

Results of Operations

	Years Ended December 31,
	2020		2019		Change
Revenue	$5,005,694	100%	$275,219	100%	$4,730,475	1,719%

Cost of revenue	(1,673,367)	(33)%	(216,222)	(79)%	(1,457,145)	674%
Gross profit	3,332,327	67%	58,997	21%	3,273,330	5,548%

Other operating income	35,164	1%	-	-	35,164	100%
Operating expense	(6,522,200)	(130)%	(439,340)	(160)%	(6,082,860)	1,385%
Other income	27,639	1%	2,680	1%	24,959	931%
Other expense	(213,355)	(4)%	(11)	(0)%	(213,344)	1,939,491%
Income taxes	(306,928)	(6)%	(82)	(0)%	(306,846)	374,202%
Net loss	$(3,647,353)	(73)%	$(377,756)	(137)%	$(3,269,597)	866%
Net loss attributable to noncontrolling interests	(391,789)	(8)%	-	-	(391,789)	100%
Net loss attributable to Fortune Valley Treasures, Inc.	$(3,255,564)	(65)%	$(377,756)	(137)%	$(2,877,808)	762%

Revenue

Revenue totaled $5,005,694 for the year ended December 31, 2020, an increase of $4,730,475, or 1,719%, as compared to that for the year ended December 31, 2019. The reason for the increase was the Company increased its water and oil business department, which increased our sales volume.

Cost of Revenue

Cost of revenue totaled $1,673,367 for the year ended December 31, 2020, an increase of $1,457,145, or 674%, as compared to that of 2019. The increase in cost of revenue was due to the increase of our revenue.

Gross Profit

Gross profit was $3,332,327 and $58,997 for the years ended December 31, 2020 and 2019, respectively. Gross profit margin increased to 67% for the year ended December 31, 2020 from 21% for the corresponding period in 2019 primarily due to the increase in our water and oil business department, where gross profit is higher.

Operating Expenses

General and administrative expenses totaled $6,522,200 for the year ended December 31, 2020, an increase of $6,082,860, or 1,385%, as compared to year ended December 31, 2019. The increase was primarily due to the impairment of goodwill and increase in marketing and professional service fees.

Net Loss

Net loss totaled $3,647,353 for the year ended December 31, 2020, an increase of $3,269,597, of 866%, as compared to that for the year ended December 31, 2019, primarily as a result of the increase in impairment of goodwill and amortization of intangible asset.

Liquidity and Capital Resources

Working Capital

	December 31,
	2020	2019	Change
Total current assets	$4,231,054	$73,970	$4,157,084
Total current liabilities	1,996,446	855,352	1,141,094
Working capital (deficit)	2,234,608	(781,382)	3,015,990

As of December 31, 2020, we had working capital of $2,234,608 as compared to working capital deficit of $781,382 as of December 31, 2019. We had total current assets of $4,231,054 consisting of cash on hand of $249,837, Inventory – wine and water of $144,565 and accounts receivables of $2,468,038 compared to total current assets of $73,970 as of December 31, 2019. The increase was due to the prepayment to the vendors, advance to related parties and accounts receivable from customers. We had current liabilities of $1,996,446 consisting of accounts payable of $251,541, customer advances $580,151, income tax payable $321,670 and accrued liabilities of $277,531. The Company’s net loss was $3,647,353 and $377,756 for the years ended December 31, 2020 and 2019, respectively. The increase in net loss was due to a significant increase in the impairment of goodwill and amortization of intangible asset acquired in business combination in 2020.

Cash Flows

	Years Ended December 31,
	2020	2019	Change
Cash Flows provided by (used in) generated in Operating Activities	$1,236,265	$(173,646)	$1,409,911
Cash Flows used in Investing Activities	(948,031)	-	(948,031)
Cash Flows (used in) provided by Financing Activities	(108,368)	182,306	(290,674)
Effect of change rate changes in cash and cash equivalents	31,834	(522)	32,356
Net Increase in Cash During the Year	$211,700	$8,138	$203,562

Cash Flow from Operating Activities

Cash flow provided by operating activities for the year ended December 31, 2020 was $1,236,265 as compared to the amount of $173,646 used in operating activities for the year ended December 31, 2019, reflecting an increase of $1,409,911. The increase in net cash provided by operating activities was mainly due to an increase impairment loss on goodwill, changes in accrued liabilities and customer advances, offset by the increase in net loss, changes in accounts receivable and deposits paid.

Cash Flow from Investing Activities

Cash flow used in investing activities was $948,031 for the year ended December 31, 2020, compared to that of $0 for the year ended December 31, 2019. The increase in net cash used in investing activities was mainly due to an increase in advances to related parties and the purchase of property and equipment.

Cash Flow from Financing Activities

Cash flow used in financing activities was $108,368 for the year ended December 31, 2020, compared to cash flow provided by financing activities of $182,306 for the year ended December 31, 2019. The increase in net cash used in financing activities was mainly due to an increase in repayments to related parties.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The disclosure with respect to the change in our accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2021. As previously disclosed, there were no disagreements or any reportable events to disclose.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020, that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of well-established procedures to identify, approve and review related party transactions; (2) Inadequate design of controls related to business combination transactions accounting given the accounting complexities of business combinations, including, but not limited to, lack of mindset and methods to assess the value of the business prior to acquisition, inadequate process to determine the purchase price, lack of professional understanding to determine when the control of the business acquired is transferred or when the transaction is completed, and inability to make the appropriate disclosure; and (3) the Board does not have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of December 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

●	We have increased our personnel resources and technical accounting expertise within the accounting function and intend to hire one or more additional personnel for the function due to turnover.

●	We will create a position to segregate duties consistent with control objectives.

●	We plan to prepare written policies and procedures for operating, accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

●	We plan to test our updated controls and remediate our deficiencies in the year 2021.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, except that we have hired outside consultant to remediate our material weakness in lack of accounting and finance personnel with technical knowledge in SEC rules and regulations.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position with the Company
Yumin Lin	52	Chairman of the Board, Chief Executive Officer, President and Secretary
Kaihong Lin	47	Chief Financial Officer, Treasurer and Director
Minghua Cheng	60	Director
Bulin Wang (2)(3)	59	Independent Director
Yumei Liu (1)(2)	51	Independent Director
Jianwei Lin (1)	37	Independent Director
Bin Li (2)(3)	53	Independent Director
Chaoping Chen (3)	50	Independent Director
Louis, Ramesh Ruben (1)	43	Independent Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Minghua Cheng, was appointed director on April 9, 2021. Mr. Cheng has over twenty years of experience in the planning and development of commercial real estate projects, and clothing industry cluster development and clothing e-commerce platform operations. Mr. Cheng is the founder and serves as Chairman of the board of directors of Dongguan City Daying Garment Wholesale Ltd, which owns and operates Dongguan City Daying Garment Wholesale Centre, a well-known network clothing supply center in China. As an expert on the integrated wholesale and e-commerce business model, Mr. Cheng serves as a director and Vice-President of the Guangdong Wholesale Industry Market Association and the Dongguan E-Commerce Federation. Mr. Cheng graduated from Hong Kong Institute of Fashion Technology with an associate’s degree in marketing management.

Bulin Wang was appointed director on April 9, 2021. Mr. Wang is a partner of Guangzhou Kingpound Law Firm where he has practiced law for over 18 years. His extensive experience include representing clients in commercial disputes, labor and employment disputes, real estate disputes, and maritime disputes, as well as serving as a defense counsel in criminal cases. He has also counseled clients on non-litigation matters, such as mergers and acquisitions and due diligence investigations, among others. In addition, he also serves as a legal adviser for a number of Chinese companies. Mr. Wang received an MBA from Jinan University, Guangzhou, China and a Bachelor’s degree in Management from Shanghai Maritime University, China.

Yumei Liu was appointed director on April 9, 2021. Mr. Liu is a partner of Zhongtianyun Certified Public Accountants, Guangdong branch. Ms. Liu has many years of practice experience in the audits of public companies listed on China’s GEM (Growth Enterprise Market) Board and Main Board, including audits in IPOs. Prior to joining Zhongtianyun in January 2019, she was a project manager at Guangzhou Xinrui Zhiren Certified Public Accountants Co., Ltd. from October 2017 to December 2018 and a project manager at Guangzhou Zhiren Certified Public Accountants from November 2013 to October 2017. She received a Bachelor in Financial Management degree from Beijing Forestry University School of Economics and Management.

Jianwei Lin was appointed director on April 9, 2021. Mr. Lin is a member of the Australia Financial Complaint Authority (AFCA) and the Financial Broker Association of Australia (FBAA). Mr. Lin has over 10 years of experience in finance, accounting, marketing and management. He started his career at Investnet Australia Pty Ltd, a leading building material suppliers in Australia, first as a Marketing Manager and was then later as Vice General Manager. Mr. Lin established his own financial mortgage business in 2016 that provides financing consulting services for businesses and individuals. Mr. Lin graduated from Swinburne University of Technology, Australia, with a Bachelor of Business and a Master of Accounting degrees.

Bin Li was appointed director on April 9, 2021. Dr. Li is a director and the General Manager of Shenzhen Xiejin Education Technology Co., Ltd. where he is responsible for all aspects of the company’s corporate strategic planning and management and has held that position since October 2018. Previously Dr. Li served as the president of Shenzhen Qianhai Daoyi Investment Management Co., Ltd from July 2015 to October 2018. Dr. Li is a member of the China New Economic and Cultural Commission. He received his Bachelor of Engineering from Wuhan University, EMBA from Cheung Kong Graduate School of Business, Beijing, and Doctorate in Business Administration from the University of Nice, France.

Chaoping Chen was appointed director on April 9, 2021. Ms. Chen has served as the Secretary General of the Guangdong Wine and Spirits Industry Association, Wine Division since February 2010 and manages all aspects of the day-to-day operations of the association. She is a member of the China National Wine Technical Committee and the Global Wine China Tasting System Committee. She is an expert on food and beverage industry administration and governance. She received her MBA from Sun Yat-Sen University School of Management in Guangzhou, China. She also studied at the University of Milan on planting and brewing and at the Culinary Institute of America on wine serving.

Ramesh Ruben Louis was appointed director on April 9, 2021. Mr. Louis is a Chartered Accountant of the Malaysian Institute of Accountants (MIA), a fellow member of Association of Chartered Certified Accountants (FCCA), a chartered member of the Institute of Internal Auditors, as well as a Certified Financial Planner. Mr. Louis has over 20 years of experience in accounting, auditing and risk management ranging from large public listed companies to multinational corporations, government agencies as well as SMEs in a spectrum of industries including plantation, property development, manufacturing, trading, IT, shipping and retailing, among others. He started his career at Arthur Andersen from December 1996 to 1997, and subsequently moved to BDO from April 2000 to 2004 and from 2005 to 2006, respectively. He also has experience in corporate finance with Southern Investment Bank Berhad for a year from 2004 to 2005. Mr. Louis has hands-on experience on other corporate exercises such as due diligence, IPOs, debt issuances, corporate and debt restructuring and investigative audits. His training and advisory experience includes topics on Internal & Statutory Auditing, Public Sector/Government Audits, Value-for-Money Audits, ISQC 1, Risk Management & Internal Controls, Review and Assurance Engagements such as Financial Due Diligence, Forecasts & Projections, Forensic & Fraud Accounting/Auditing, as well as practical application of International Financial Reporting Standards (“IFRS”), Reporting Standards for SMEs (MPERS/PERS) and public sector accounting (MPSAS). He has facilitated training and provided advisory for public accountants across the Asia Pacific region, and multinationals and public sector institutions. Mr. Louis is a certified trainer by the Human Resource Development Fund (HRDF), Ministry of Human Resources Malaysia. Mr. Louis serves as an independent director of Greenpro Capital Corp. (NASDAQ: GRNQ). Mr. Louis received his Bachelor of Accounting from National University of Malaysia and MBA from University of Strathclyde, UK. He is a Fellow of the Association of Chartered Certified Accountants (ACCA).

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors or executive officer.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors. Our board of directors shall hold meetings on at least a quarterly basis.

The board of directors has determined to comply with the NASDAQ Listing Rules with respect to certain corporate governance matters. As a smaller reporting company, under the NASDAQ rules we are only required to maintain a board of directors composed of at least 50% independent directors, and an audit committee of at least two members, composed solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2020, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Director Independence

The board of directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the board of directors determined that each of Bulin Wang, Chaoping Chen, Bin Lin, Yumei Liu, Ramesh Ruben Louis and Jianwei Lin are independent within the meaning of the NASDAQ rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our board of directors has adopted written charters for each of these committees. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our Audit Committee was established on April 9, 2021 and is composed of three of our independent directors: Jianwei Lin (Chairman), Ramesh Ruben Louis and Yumei Liu. Yumei Liu qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). We do not have a website containing a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Oversee the company’s accounting and the financial reporting processes;
●	Oversee audits of the Company’s financial statements;
●	Review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements.
●	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;
●	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management; and
●	Take, or recommend that the board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm.

Compensation Committee

Our Compensation Committee was established on April 9, 2021. The Compensation Committee will be responsible for, among other matters:

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers;
●	reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors reviewing key employee compensation goals, policies, plans and programs; and
●	appointing and overseeing any compensation consultants or advisors

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee was established on April 9, 2021. The Compensation Committee Corporate Governance and Nominating Committee will be responsible for, among other matters:

●	reviewing and making recommendations regarding the structure and composition of our board and the board committees;
●	evaluating the independence of directors and director nominees;
●	developing and recommending to the board corporate governance principles and practices;
●	reviewing and monitoring the Company’s Code of Business Conduct and Ethics; and
●	overseeing the evaluation of the Company’s management.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the code of ethics is available on our website at http://www.fvti.show/ and is attached as Exhibit 14.4 to this Annual Report.

Involvement in Certain Legal Proceedings

To our knowledge, there are no material proceedings to which any of our directors, officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2020, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2020 and 2019.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yumin Lin	2019	8,565	-	-	-	-	-	-	8,565
Chairman of the Board, Chief Executive Officer, President and Secretary	2020	13,002	-	-	-	-	-	-	13,002

Kaihong Lin (1)	2019	25,700	-	-	-	-	-	-	25,700
Chief Financial Officer, Treasurer and Director	2020	27,814	-	-		-	-	-	27,814

(1) Mr. Kaihong Lin was appointed by the Board to serve as the Chief Financial Officer, Treasurer and a director of the Company on December 20, 2019.

Employment Agreements with Named Executive Officers

On December 20, 2019, the Company and Mr. Kaihong Lin entered into an employment agreement (the “Employment Agreement”) setting forth the terms and conditions of Mr. Lin’s employment as Chief Financial Officer and Treasurer. Pursuant to the Employment Agreement, Mr. Lin will serve as the Chief Financial Officer and Treasurer for a term of one year, subject to automatic renewal for successive one-year terms, unless either party gives 60-day prior notice of non-renewal. Mr. Lin is entitled to an annual base salary of $25,676 for his services and participation in all compensation and employee benefit plans. Should Mr. Lin be terminated for cause, or by reason of death or disability, or resign without good reason (as such terms are defined in the Employment Agreement), Mr. Lin shall be entitled to receive his base salary and benefits through the end of his employment and such other compensation and benefits as may be provided in applicable plans and programs of the Company. In the case of termination by death, Mr. Lin is entitled to receive the portion of stock option to the extent vested prior to the end of his employment. Should Mr. Lin be terminated without cause (other than due to death or disability) or resign for good reason, he shall be entitled to receive any accrued and unpaid base salary, benefits and the stock option to the extent vested through the end of his employment, as well as continuation of his base salary for three months following of the end of his employment.

Outstanding Equity Awards

There were no outstanding equity awards, as of December 31, 2020.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We did not pay our directors any compensation for their services as a director during the years ended December 31, 2019 and 2020, respectively.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity (other than a subsidiary or consolidated affiliate of the Company) that has one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of April 13, 2021 by (i) each shareholder known by the Company to be the beneficial owner of 5% or more of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 313,098,220 shares of our common stock outstanding as of April 26, 2021.

The business address of each directors and officers listed below is 13th Floor, Building B1, Wisdom Plaza, Qiaoxiang Road, Nanshan District, Shenzhen, Guangdong, China 518000.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Officers
Yumin Lin(1)	116,723,150	37.28%
Kaihong Lin(2)	71,750	*
Minghua Cheng(3)	152,329,229	48.65%
Bulin Wang	-	-
Yumei Liu	-	-
Jianwei Lin	-	-
Bin Li	-	-
Chaoping Chen	-	-
Ramesh Ruben Louis	-	-
All officers and directors as a group (nine persons)	269,124,129	85.95%

5% Shareholders
China Kaipeng Group Co., Ltd.(4)	153,000,000	48.87%
Gaosheng Group Co., Ltd.(5)	87,252,311	27.87%

* Less than one percent.

(1)	Consists of (i) 18,000,000 shares of the Company’s common stock Mr. Yumin Lin holds directly, which shares were issued to Mr. Lin in our acquisition of DIGLS on April 23, 2018, (ii) 87,252,311 shares held by Gaosheng Group Co., Ltd., which is solely owned by Mr. Lin who may be deemed to have the voting and dispositive power of such shares, (iii) 10,985,400 shares held by China Kaipeng Group Co., Ltd, a company Mr. Lin owns 7.18% who may be deemed to have the voting and dispositive power of such shares, and (iv) 485,439 shares issued to him on December 16, 2020 in lieu of the full payment of the working capital advances and loans he made to the Company.
(2)

Consists of 71,750 shares of the Company’s common stock Mr. Kaihong Lin holds directly, of which 16,250 shares were issued on July 19, 2019 and 55,500 were issued on August 7, 2019 in a private placements.

(3)

Consists of (i) 10,314,629 shares of the Company’s common stock Mr. Minghua Cheng holds directly, of which 9,748,629 shares were issued to Mr. Cheng on June 28, 2018 in a private placement, 556,000 shares were issued on April 3, 2019 in a private placement, and 10,000 shares were issued on August 10, 2016 in a private placement and (ii) 142,014,600 shares held through China Kaipeng Group Co., Ltd, a company Mr. Cheng owns 92.82% who may be deemed to have the voting and dispositive power of such shares.

(4)	Minghua Cheng and Yumin Lin holds 92.82% and 7.18% of China Kaipeng Group Co., Ltd, respectively, and are deemed to hold the voting and dispositive power over the Company’s common stock held by China Kaipeng Group Co., Ltd. The business address of this company is Second Floor, Capital City Independence Avenue Mahe Victoria, Seychelles.
(5)	Yumin Lin is a 100% shareholder of Gaosheng Group Co., Ltd. and is deemed to hold the voting and dispositive power over the Company’s common stock held by Gaosheng Group Co., Ltd. The business address of this company is Second Floor, Capital City Independence Avenue Mahe Victoria, Seychelles.

The Company does not know any arrangements which may result in a change in control of the Company at a subsequent date.

Item 13. Certain Relationships, Related Transactions and Director Independence

The Company sold its wine and liquor products to Mr. Kaihong Lin, the Chief Financial Officer, Treasurer and a director of the Company, in the amounts of $51 and $0 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company advanced $204,395 to him. As of December 31, 2020, the outstanding receivables due from Mr. Kaihong Lin is in the amounts of $215,973, the amount due is unsecured and non-interest bearing. As of the reporting date, the amount due from the director is $0.

On December 16, 2020, Mr. Yumin Lin, our Chairman, Chief Executive Officer, President and Secretary, made working capital advances and loans to the Company for an aggregate amount of $796,116. On the same day, the board of directors of the Company approved to issue an aggregate of 485,439 shares of common stock of the Company, par value $0.001 per share (the “Conversion Shares”), to him in lieu of the full payment of the outstanding balance payable to him in cash. And the Company sold its wine and liquor products to Mr. Yumin Lin in the amounts of $332 and $0 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the outstanding receivables due from Mr. Yumin Lin is in the amounts of $45,662, the amount due is unsecured and non-interest bearing. As of the reporting date, the amount due from the director is $0.

The Company has an operating lease agreement with Ms. Qingmei Lin, a related party, for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027. The monthly rent expense is RMB10,000 (approximately $1,450).

For more related party transactions, see Note 10 of the accompanying consolidated financial statements.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended December 31, 2020 and 2019.

Fee Category	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees (1)	$191,400	$15,198
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$12,563	$-

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

All above audit services were pre-approved by the Board of Directors for the fiscal years ended December 31, 2020 and 2019, which concluded that the provision of such services by WWC P.C., subsequently, MaloneBailey, LLP was appointed on March 10, 2021 that was compatible with maintenance of the firm’s independence in the conduct of its audits.

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

(3) Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014).

4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1	English translation of Equity Interest Transfer Agreement, dated as of March 16, 2020, by and among Jiujiu Group Stock Co., Ltd., Valley Holdings Limited, Angel International Investment Holdings Limited and Fortune Valley Treasures, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

10.2	Employment Agreement, dated as of December 20, 2019, by and between Fortune Valley Treasures, Inc. and Kaihong Lin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019)

10.3	Sale and Purchase Agreement, dated March 1, 2019, by and between Fortune Valley Treasure, Inc. and Deng, Dong Hui, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2019)

10.4*	Equity Interest Transfer Agreement, dated June 22, 2020, by and among Fortune Valley Treasure, Inc., Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., Dongguan Xixingdao Technology Co., Ltd. and its shareholders

10.5*	Amendment to Equity Interest Transfer Agreement, dated December 18, 2020, by and among Fortune Valley Treasure, Inc., Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd. and Dongguan Xixingdao Technology Co., Ltd.

10.6*	Supplemental Agreement to Equity Interest Transfer Agreement, dated January 6, 2021, by and among DaXingHuaShang Investment (Hong Kong) Ltd, Valley Holdings Limited, Angel International Investment Holdings Limited and Fortune Valley Treasures, Inc.

10.7*	Termination Agreement, dated January 6, 2021, by and among Jiujiu Group Stock Co., Ltd., Valley Holdings Limited, Angel International Investment Holdings Limited and Fortune Valley Treasures, Inc.

14.1*	Code of Ethics

21.1*	Subsidiaries of the registrant

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE VALLEY TREASURES, INC.
Date:	April 26, 2021

		By:	/s/ Yumin Lin
		Name:	Yumin Lin
		Title:	Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Kaihong Lin
Name:	Kaihong Lin
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Fortune Valley Treasures, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fortune Valley Treasures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fortune Valley Treasures, Inc. and its subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Asset Acquired in Business Combination

Description of the Matter

As described in Note 7 to the financial statements, the Company completed the acquisition of 90% equity interest of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”) for consideration of approximately $9.8 million in 2020 which resulted in approximately $3.1 million intangible asset, consists entirely of distribution channel, and approximately $6.9 million goodwill being recognized. The fair value of intangible asset acquired was based upon valuation techniques under income approach with the assistance of a specialist engaged by the Company. Management applied judgment in estimating the fair value of intangible asset acquired, which involved the use of significant estimates and assumptions with respect to the amount and timing of expected future cash flows and discount rate.

We identified the valuation of intangible asset acquired as a critical audit matter due to its materiality to the financial statements and the significant estimates and assumptions involved by the management in determining the fair value of the intangible asset, the audit of which required a high degree of auditor judgement.

How We Addressed the Matter in Our Audit

Our audit procedures related to the valuation of intangible asset include the following, among others: 1) We obtained and read the executed purchase agreements; 2) We obtained an understanding of the work of the Company’s specialist and the management’s process and controls for estimating the fair value of intangible asset; 3) We evaluated the appropriateness of the valuation methods, 4) We tested the completeness and accuracy of data provided by management; 5) We evaluated the reasonableness of significant inputs and assumptions used; and 6) We evaluated the adequacy of the Company’s disclosures related to the acquisition.

Impairment of Goodwill

Description of the Matter

As described in Note 2 and 7 to the financial statements, the Company performs its annual impairment testing on goodwill for its reporting units on December 31, of each fiscal year and whenever there are events or changes in circumstances indicate that an impairment may exist. During the year ended December 31, 2020, the Company recognized an impairment loss of approximately $5.6 million related to Xixingdao. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company used the income approach with the discounted cash flow valuation method with the assistance of a specialist engaged by the Company to estimate fair value, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rate.

We identified the impairment of goodwill analysis for Xixingdao as a critical audit matter due to its materiality to the financial statements and the significant estimates and assumptions involved, the audit of which required a high degree of auditor judgement.

How We Addressed the Matter in Our Audit

Our audit procedures related to the goodwill impairment analysis include the following, among others: 1) We obtained an understanding of the work of the Company’s specialist and the management’s process and controls for goodwill impairment evaluation; 2) We compared management’s forecasted revenue and cash flows to the actual results of the Company; 3) We evaluated the appropriateness of the valuation methods, 4) We tested the completeness and accuracy of data provided by management; and 5) We evaluated the reasonableness of significant inputs and assumptions used.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

April 26, 2021

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since December 4, 2017

San Mateo, California

May 12, 2020

Fortune Valley Treasures, Inc.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

	2020	2019
Assets
Current assets
Cash and cash equivalents	$249,837	$38,137
Accounts receivable	2,468,038	146
Inventories	144,565	28,502
Prepayments and other current assets	383,808	7,185
Due from related parties	984,806	-
Total current assets	4,231,054	73,970

Non-current assets
Deposits paid	671,921	-
Property and equipment, net	47,815	8,611
Operating lease right-of-use assets	153,251	-
Operating lease right-of-use assets, related parties	160,013	110,456
Intangible assets, net	3,028,490	-
Goodwill	1,368,915	-
Total Assets	$9,661,459	$193,037

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Operating lease obligations – current	$67,915	$-
Operating lease obligations, related parties - current	160,238	13,715
Accounts payable	251,541	-
Accrued liabilities	277,531	32,860
Income tax payable	321,670	-
Customer advances	580,151	-
Due to related parties	337,400	808,777
Total current liabilities	1,996,446	855,352

Non-current liabilities
Operating lease obligations – non-current	85,764	-
Operating lease obligations, related parties – non-current	93,332	98,189
Bank and other borrowings	254,266	-
Total Liabilities	2,429,808	953,541

Stockholders’ Equity (Deficit)
Common stock (3,000,000,000 shares authorized, 313,098,220 and 307,750,100 issued and outstanding as of December 31, 2020 and 2019, respectively)	313,098	307,750
Additional paid in capital	10,763,790	-
Accumulated deficit	(4,341,417)	(1,085,853)
Accumulated other comprehensive income	300,265	17,599
Total Fortune Valley Treasures, Inc. stockholders’ equity (deficit)	7,035,736	(760,504)
Noncontrolling interests	195,915	-
Total Stockholders’ Equity (Deficit)	7,231,651	(760,504)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,661,459	$193,037

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years ended December 31, 2020 and 2019

	2020	2019

Net revenues (including related party revenue $273,677 and $245,392 for 2020 and 2019, respectively)	$5,005,694	$275,219
Cost of revenues	1,673,367	216,222
Gross profit	3,332,327	58,997

Other operating income	35,164	-

Operating expenses:
Selling and distribution expenses	23,191	-
General and administrative expenses	873,505	439,340
Other operating expenses	30,812	-
Impairment loss on goodwill	5,594,692	-

Operating loss	(3,154,709)	(380,343)

Other income (expense):
Other income	26,878	2,474
Loss from conversion of related party loan	(199,030)	-
Interest income	761	206
Interest expense	(14,325)	(11)
Other income (expense), net	(185,716)	2,669

Loss before income tax	(3,340,425)	(377,674)

Income tax expense	306,928	82

Net loss	$(3,647,353)	$(377,756)
Less: Net loss attributable to noncontrolling interests	(391,789)	-
Net loss attributable to Fortune Valley Treasures, Inc.	(3,255,564)	(377,756)

Other comprehensive income:
Foreign currency translation gain	321,337	4,480

Total comprehensive loss	(3,326,016)	(373,276)
Less: comprehensive loss attributable to noncontrolling interests	(353,118)	-
Comprehensive loss attributable to Fortune Valley Treasures, Inc.	$(2,972,898)	$(373,276)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.00)
Basic and diluted weighted average shares outstanding	307,809,853	307,750,100

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years ended December 31, 2020 and 2019

					Accumulated
			Additional		Other	Non
	No. of	Common	Paid in	Accumulated	Comprehensive	controlling
	Shares	Stock	Capital	Deficit	Income	Interests	Total
Balance as of December 31, 2018	307,750,100	$307,750	$-	$(708,097)	$13,119	$-	$(387,228)
Net loss	-	-	-	(377,756)	-	-	(377,756)
Foreign currency translation adjustment	-	-	-	-	4,480	-	4,480
Balance as of December 31, 2019	307,750,100	$307,750	$-	$(1,085,853)	$17,599	$-	$(760,504)
Shares issued for conversion of related party loan	485,439	485	994,664	-	-	-	995,149
Shares issued for acquisition of subsidiary	4,862,681	4,863	9,769,126	-	-	-	9,773,989
Noncontrolling interests arising from acquisition of subsidiary	-	-	-	-	-	549,033	549,033
Net loss	-	-	-	(3,255,564)	-	(391,789)	(3,647,353)
Foreign currency translation adjustment	-	-	-	-	282,666	38,671	321,337
Balance as of December 31, 2020	313,098,220	$313,098	$10,763,790	$(4,341,417)	$300,265	$195,915	$7,231,651

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net loss	$(3,647,353)	$(377,756)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	282,795	1,073
Non-cash lease expense	124,542	15,241
Impairment loss on goodwill	5,594,692	-
Loss from conversion of related party loan	199,030	-
Changes in operating assets and liabilities
Accounts receivable	(2,311,261)	7,512
Inventories	(28,659)	206,785
Prepayments and other current assets	(74,427)	2,854
Deposits paid	(635,902)	-
Accounts payable	199,520	-
Customer advances	549,051	-
Accrued liabilities	740,652	(1,702)
Income tax payable	298,039	-
Operating lease obligations	(54,454)	(27,653)
Net cash provided by (used in) operating activities	1,236,265	(173,646)

Cash flows from investing activities
Advance to related parties	(936,192)	-
Proceeds from acquisition of subsidiary	7,672	-
Repayment of advance to related parties	46,388	-
Purchase of property and equipment	(65,899)	-
Net cash used in investing activities	(948,031)	-

Cash flows from financing activities
Repayments to related parties	(920,457)	-
Borrowings from related parties	571,453	182,306
Borrowings from a third party	108,721	-
Proceeds from bank borrowings, net	131,915	-
Net cash provided by (used in) financing activities	(108,368)	182,306

Effect of exchange rate changes on cash and cash equivalents	31,834	(522)
Net changes in cash and cash equivalents	211,700	8,138
Cash and cash equivalents–beginning of the year	38,137	29,999

Cash and cash equivalents–end of the year	$249,837	$38,137

Supplementary cash flow information:
Interest paid	$14,325	$11
Interest received	$761	$206
Income taxes paid	$-	$82

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$498,549	$-
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$256,804	$-
Shares issued for acquisition of subsidiary	$9,773,989	$-
Related party loan settled with issuance of shares	$769,119	$-

See accompanying notes to the consolidated financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) (“FVTI” or the “Company”) was incorporated in the State of Nevada on March 21, 2014. The Company’s current primary business operations of wholesale distribution and retail sales of alcoholic beverages of wine and distilled liquors, and drinking water distribution and delivery are conducted through its subsidiaries in the People’s Republic of China (“PRC”).

On January 5, 2018, the Company changed its fiscal year end from August 31 to December 31.

On January 29, 2018, the Company filed a Certificate of Amendment with the State of Nevada to increase its authorized shares to 3,000,000,000.

On April 11, 2018, the Company entered into a share exchange agreement by and among DaXingHuaShang Investment Group Limited (“DIGLS”) and its shareholders: 1.) Yumin Lin, 2.) Gaosheng Group Co., Ltd. and 3.) China Kaipeng Group Co., Ltd whereby the Company newly issued 300,000,000 shares of its common stock in exchange for all the outstanding shares in DIGLS. This transaction has been accounted for as a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and DIGLS, the legal acquiree, is the accounting acquirer; accordingly, the Company’s historical statement of stockholders’ equity has been retroactively restated to the first period presented.

DIGLS was incorporated with limited liability in the Republic of Seychelles on July 4, 2016, with share capital of $100,000 divided into 250,000,000 ordinary shares with $0.0004 par value. DIGLS wholly owns DaXingHuaShang Investment (Hong Kong) Limited (“DILHK”). DILHK was incorporated in Hong Kong on June 22, 2016 as an investment holding company with limited liability. DILHK was previously wholly owned by Mr. Yumin Lin. On November 11, 2016, Mr. Yumin Lin, transferred 100% of his ownership in DILHK to DIGLS. DILHK wholly owns Qianhai DaXingHuaShang Investment (Shenzhen) Co. Ltd. (“QHDX”) which was incorporated with limited liability on November 3, 2016 in the PRC as a wholly foreign-owned enterprise. QHDX wholly owns Dongguan City France Vin Tout Ltd. (“FVTL”). FTVL was incorporated on May 31, 2011 in the PRC with limited liability. FTVL was previously owned and controlled by Mr. Yumin Lin. FTVL has a license to sell foods up through September 10, 2022. On November 20, 2016, Mr. Yumin Lin transferred his ownership in FTVL to QHDX for nominal consideration. The share transfers detailed above by and among Mr. Yumin Lin, DIGLS, DILHK, QHDX, and FVTL have been accounted for as a series of business combinations of entities under common control; accordingly, the values in these financial statements reflect the carrying values of those entities, and no goodwill was recorded as a result of these transactions.

On March 1, 2019, the Company entered into a sale and purchase agreement (the “SP Agreement”) to acquire 100% of the equity interest of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction closed on March 1, 2019. Pursuant to the SP Agreement, the Company issued 100 shares of its common stock to JJGS to acquire 100% of the shares of JJGS for a cost of $150. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interest of Jiujiu (HK) Industry Limited (“JJHK”) and Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”). JJGS, JJHK and JJSZ did not have any material assets or liabilities as of December 31, 2019, and they did not have any substantial operations or active business during the year ended December 31, 2019.

On July 13, 2019, FVTI and QHDX entered into an equity interest transfer agreement (the “Makaweng Agreement”), which was later amended on September 12, 2019, with Xingwen Wang, a shareholder and legal representative of Yunnan Makaweng Wine & Spirits Co., Ltd. (“Makaweng”), a PRC limited liability company formed in 2015. Pursuant to the Makaweng Agreement, QHDX agreed to purchase 51% of Makaweng’s equity interest from Xingwen Wang in exchange for shares of FVTI’s common stock. On August 28, 2019, the registration of transferring the 51% of equity interest of Makaweng to QHDX with local government authorities was completed.

On December 3, 2020, QHDX and Xingwen Wang, an original shareholder of Makaweng, signed a share transfer agreement (the “Share Transfer Agreement”) pursuant to which the parties agreed that QHDX would transfer all of the 51% of equity interest of Makaweng it held to Xingwen Wang. Upon the effectiveness of the Share Transfer Agreement, QHDX no longer owned an equity interest in Makaweng. As of the date of the Share Transfer Agreement, the Company has not issued any common shares to Xingwen Wang and the control of Makaweng has never been transferred to QHDX.

On June 22, 2020, the Company entered into a sale and purchase agreement along with Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., a company incorporated in the PRC and a wholly-owned subsidiary of FVTI (“QHDX”), to acquire 90% of the equity interest of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in the PRC, in exchange for 4,862,681 shares of the Company’s common stock. The Company obtained the control of Xixingdao on August 31, 2020, the shares were issued on December 28, 2020. Xixingdao became the Company’s subsidiary since August 31, 2020.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements, accompanying notes, and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements have been prepared using the accrual basis of accounting in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”). The Company’s fiscal year end is December 31. The Company’s financial statements are presented in U.S. dollars.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The results of subsidiaries acquired during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income or loss applicable to noncontrolling interests in subsidiaries is reflected in the consolidated statements of operations.

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYDL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Tai Food Trade Ltd (“FTFL”)	October 23, 2020	Xixingdao	Drinking water distribution and delivery	PRC

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern, allowance of doubtful accounts, allowance of deferred tax asset, useful lives and impairment of long-lived assets, valuation of intangible assets acquired and impairment of goodwill. Actual results may materially differ from these estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Foreign currency translation and re-measurement

The Company translates its foreign operations to the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The reporting currency for the Company and its subsidiaries is the U.S. dollar. The Company, DIGLS, DILHK, JJGS and JJHK’s functional currency is the U.S. dollar; QHDX, JJSZ and their subsidiaries which are incorporated in PRC use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	December 31, 2020	December 31,2019
Spot RMB: USD exchange rate	$0.15317	$0.14334
Average RMB: USD exchange rate	$0.14496	$0.14505

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in the Hong Kong and the PRC.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the customer obligations due under normal trade terms net of allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts which reflects its best estimate of amounts that potentially will not be collected. The Company determines the allowance for doubtful accounts taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the customers as well as the age of the individual receivables balance. Additionally, the Company makes specific bad debt provisions based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when is has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are alcoholic beverages and water. The selling price of alcoholic beverages tend to increase over time, however, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time.

Property and equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property and equipment are as follows:

Office equipment	3-20 years
Leasehold improvements	3 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

Intangible asset, net

Intangible assets with definite lives are stated at cost less accumulated amortization and consist mainly of distribution channel that was acquired in the acquisition of Xixingdao.

Amortization is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Distribution channel	4 years

Operating leases

The Company recognizes its leases in accordance with ASC 842 - Leases. Under ASC 842, operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives. The Company elected the short-term lease exemption for contracts with lease terms of 12 months or less. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Impairment of long-lived assets other than goodwill

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry or new technologies. Impairment is present if the carrying amount of an asset is less than its undiscounted cash flows to be generated.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2020 and 2019.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Others”, goodwill is subject to at least an annual assessment for impairment or more frequently if events or changes in circumstances indicate that an impairment may exist, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and interim reporting periods beginning after December 15, 2022 for smaller reporting companies. The Company has early adopted ASU 2017-04 on January 1, 2020.

During the year ended December 31, 2020, the Company has recorded impairment of goodwill in the amount of $5,594,692.

Revenue recognition

The Company follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

Under Topic 606, revenues are recognized when the promised products have been confirmed of delivery or services have been transferred to the consumers in amounts that reflect the consideration the customer expects to be entitled to in exchange for those services. The Company presents value added taxes (“VAT”) as reductions of revenues. The Company recognizes revenues net of value added taxes (“VAT”) and relevant charges.

We generate revenue primarily from the sales of wine, water and oil directly to agents, wholesalers and end users. We recognize product revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by or delivered to our customers. We account for shipping and handling fees as a fulfillment cost.

The following table provides information about disaggregated revenue based on revenue by product types:

	For the years ended
	December 31, 2020	December 31, 2019
Sales of wine	$2,704,662	$275,219
Sales of water	1,297,554	-
Sales of oil	493,284	-
Others	510,194	-
Total	$5,005,694	$275,219

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of December 31, 2020 and 2019, the Company had customer advances of $580,151 and $Nil, respectively.

Sales and distribution expenses

Sales and distribution expenses amounted to $23,191 and $Nil for the years ended December 31, 2020 and 2019, respectively. Selling and distribution costs are expensed as incurred and included in selling expenses.

General and administrative expenses

General and administrative expenses consist primarily of salary and welfare for general and administrative personnel, rental expenses, entertainment expenses, general office expenses and professional service fees.

Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 17% for the period from the beginning of 2018 till the end of April 2018, then changed to 16% from May 2018 to the end of March 2019, and changed to 13% from April 2019. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverable if input VAT is larger than output VAT. For entities that are VAT small taxpayers, VAT rate applicable is 3% for the period from the beginning of 2018, then during the COVID-19, the small taxpayers are allowed to enjoy the preferred tax policy, tax rate from 3% to 1% for the period from March 1, 2020 to December 31, 2020. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

Income taxes

The Company followed the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes, or ASC 740. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company recorded a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rate is recognized in tax expense in the period that includes the enactment date of the change in tax rate.

The Company accounted for uncertainties in income taxes in accordance with ASC 740. Interest and penalties related to unrecognizable tax benefit recognized in accordance with ASC 740 are classified in the consolidated statements of comprehensive loss as income tax expense.

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. As of December 31, 2020, the Company’s WFOE and its subsidiaries did not make the provision for the statutory reserves.

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

Financial instruments

The Company accounts for financial instruments in accordance to ASC Topic 820, “Fair Value Measurements and Disclosures,” which requires disclosure of the fair value of financial instruments held by the Company and ASC Topic 825, “Financial Instruments,” which defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for financial assets and liabilities, which primarily consist of cash and cash equivalents, accounts receivable, inventories, prepayments and other current assets, accounts payable, accrued liabilities, income tax payable, customer advances, are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment.

Segment reporting

The Company reports each material operating segment in accordance with ASC 280, “Segment Reporting”. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company has determined that it has only one operating segment.

Significant risk

Currency risk

A majority of the Company’s expense transactions are denominated in RMB and a significant portion of the Company and its subsidiaries’ assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in the PRC must be processed through the PBOC or other Company foreign exchange regulatory bodies which require certain supporting documentation in order to affect the remittance.

The Company maintains certain bank accounts in the PRC. On May 1, 2015, the PRC’s new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in the PRC are required to purchase deposit insurance for deposits in RMB and in foreign currency placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are much higher than the compensation limit, which is RMB500,000 for one bank. However, the Company believes that the risk of failure of any of these Chinese banks is remote. Bank failure is uncommon in the PRC and the Company believes that those Chinese banks that hold the Company’s cash and cash equivalents and short-term investments are financially sound based on public available information.

Other than the deposit insurance mechanism in the PRC mentioned above, the Company’s bank accounts are not insured by Federal Deposit Insurance Corporation insurance or other insurance.

Concentration and credit risk

Financial instruments that potentially subject the Company to the concentration of credit risks consist of cash and short-term investments. The maximum exposures of such assets to credit risk are their carrying amounts as of the balance sheet dates. The Company deposits its cash and cash equivalents with financial institutions located in jurisdictions where the subsidiaries are located. The Company believes that no significant credit risk exists as these financial institutions have high credit quality.

The Company’s also exposure to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by group of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company generally requires payment after delivery of the goods within 60 to 90 days. Credit limits are established and exposure is monitored in light of changing counterparty and market conditions. During the year ended December 31, 2019, the Company had a concentration of risk in its demand for goods, as a single customer, whom is also a related party accounted for $220,203 of the Company’s sales. There was no revenue from customers which individually represented greater than 10% of the total revenues for the year ended December 31, 2020.

Interest rate risk

Fluctuations in market interest rates may negatively affect our financial condition and results of operations. The Company is exposed to floating interest rate risk on cash deposit and floating rate borrowings, and the risks due to changes in interest rates is not material. The Company has not used any derivative financial instruments to manage our interest risk exposure.

Related party transaction

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Business combination

The purchase price of an acquisition is measured as the aggregate of the fair value of the consideration transferred. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess recorded as goodwill. These fair value determinations require judgment and may involve the use of significant estimates and assumptions. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Transaction costs associated with the acquisition are expensed as incurred.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements and does not expect the adoption to have a material impact.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this standard has removed, modified and added certain disclosures under ASC Topic 820, Fair Value Measurement, with the objective of improving disclosure effectiveness. On January 1, 2020, the Company adopted ASU 2018-13 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. Although positive operating cash flow has been generated in the year ended December 31, 2020, the Company had recurring negative operating cash flows historically. In addition, for the years ended December 31, 2020 and 2019, the Company reported recurring net losses of $3,647,353 and $377,756, respectively. These conditions continue to raise substantial doubt as to whether the Company may continue as a going concern as of the date of this report.

In an effort to improve its financial position, the Company is working to obtain new working capital through improving its operation and obtaining loans from banks or other financial institutes. The Company also relies on relates parties to provided financing and management services at cost that may not be the prevailing market rate for such services. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Accounts receivable	$2,468,038	$146
Less: Allowance for doubtful accounts	-	-
Account receivable, net	$2,468,038	$146

NOTE 5 – Prepayments AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Prepayments	$376,746	$7,185
Other current assets	7,062	-
	$383,808	$7,185

As of December 31, 2020 and 2019, the balance of $376,746 and $7,185, respectively, represented the advanced payments to suppliers.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Office equipment	$69,158	$61,510
Leasehold improvement	54,146	-
Property and equipment	123,304	61,510
Less: Accumulated depreciation	(75,489)	(52,899)
Property and equipment, net	$47,815	$8,611

Depreciation expense, which was included in general and administrative expenses, for the years ended December 31, 2020 and 2019 was $22,590 and $1,072, respectively.

NOTE 7 – BUSINESS COMBINATION AND GOODWILL

On August 31, 2020, FVTI completed the acquisition of 90% equity interest of Xixingdao. The Company aimed to enter the service of drinking water distribution and delivery market in Dongguan City, Guangdong Province through this acquisition.  The purchase consideration is $9,773,989, consists of 4,862,681 shares of the Company’s common stock issued to Xixingdao’s original owner fair valued at the acquisition date. These shares were issued on December 28, 2020. The Company accounted for the acquisition using the purchase method of accounting for business combination under ASC 805. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities based on their estimated fair values as of the acquisition date.

The determination of fair values involves the use of significant judgment and estimates and in the case of Xixingdao, this is with specific reference to acquired intangible asset. The judgments used to determine the estimated fair value assigned to assets acquired and liabilities assumed, as well as the intangible asset life and the expected future cash flows and related discount rate, can materially impact the Company’s consolidated financial statements. Significant inputs and assumptions used for the model included the amount and timing of expected future cash flows and discount rate. The Company utilized the assistance of a third-party valuation appraiser to determine the fair value as of the date of acquisition.

The purchase price was allocated on the acquisition date of Xixingdao as follows:

Account and other receivables	$305,866
Inventories	79,332
Other net assets	(12,884)
Distribution channel	3,145,260
Due to related party	(135,080)
Noncontrolling interest	(549,033)
Goodwill	6,940,530
Total purchase price	$9,773,991

The results of operations, financial position, and cash flows of Xixingdao have been included in the Company’s consolidated financial statements since the date of acquisition. Goodwill arising from this business combination is not tax deductible.

The following unaudited pro forma information presents the combined results of operations for the years ended December 31, 2020 and 2019 as if the acquisition of Xixingdao had occurred as of January 1, 2020 and May 31, 2019, the inception date of Xixingdao. These unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Company consummated the acquisition on January 1, 2020 or May 31, 2019, nor are they indicative of future results of operations:

	For the years ended December 31
	2020	2019
Pro forma net revenues	$5,327,633	$853,926
Pro forma net loss	3,634,335	159,007
Pro forma net loss attributable to Fortune Valley Treasures, Inc.	3,243,848	180,882

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on December 31, of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of Xixingdao to its carrying value. The Company used the income approach with the discounted cash flow valuation method with the assistance of a third-party valuation appraiser to estimate fair value, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rate. The impairment loss on goodwill of $5,594,692, was recognized during the year ended December 31, 2020. As of December 31, 2020, the balance of goodwill is $1,368,915.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	2020	2019
Distributor channel	$3,299,329	$-
Other	4,105	-
Total intangible assets	3,303,434	-
Less: Accumulated amortization	(274,944)	-
Total	$3,028,490	$-

Amortization expense for the years ended December 31, 2020 and 2019 was $260,205 and $0, respectively, included in cost of revenues.

Other intangible assets mainly consist of internal-used software under development, which is not yet ready for use.

As of December 31, 2020, the future estimated amortization costs for distribution channel are as follows:

2021	$824,832
2022	824,832
2023	824,832
2024	549,889
Thereafter	-
Total	$3,024,385

NOTE 9 - INCOME TAXES

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. The U.S federal income tax rate is 21%.

Seychelles

Under the current laws of the Seychelles, DIGLS and JJGS are registered as an international business company which governed by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the years ended December 31, 2020 and 2019, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

The PRC

The Company’s subsidiaries are incorporated in the PRC, and are subject to the PRC Enterprise Income Tax Laws (“EIT Laws”) with the statutory income tax rate of 25% with the following exceptions.

On January 17, 2019, the State Taxation Administration issued the notice on the scope of small-scale and low-profit corporate income tax preferential policies of the Ministry of Finance and the State Administration of Taxation, [2019] No. 13 for small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000 (including RMB1,000,000), approximately $142,209, their income is reduced by 25% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 5%. While for the portion of annual taxable income exceeding RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, the income is reduced by 50% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 10%. The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau. All of the Company’s PRC subsidiaries met the criteria of small-scale and low-profit enterprises.

The components of the income tax provision are as follows:

	As of	As of
	December 31, 2020	December 31, 2019
Current:
– United States of America	$46,621	$-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	260,307	82
Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-
Total	$306,928	$82

A summary of United States and foreign income (loss) before income taxes was composed of the following:

	2020	2019
Loss attributed to PRC operations	$(2,861,595)	$(183,120)
Income (loss) attributed to Seychelles and Hong Kong	873	(1,820)
Loss attributed to U.S.	(479,703)	(192,734)
Loss before tax	$(3,340,425)	$(377,674)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2020 and 2019:

	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
Higher rates in PRC, net	-%	4.0%
Reconciling items, net operating losses in PRC and other jurisdictions, election to not recognize tax asset	-%	-25.0%
Income tax difference under different tax jurisdictions	-3.9%	-%
PRC tax exemption for qualified small-scale and low-profit enterprises	17.7%	-%
Valuation allowance on deferred income tax assets	-1.5%	-%
Amortization of intangible asset and impairment of goodwill not deductible for tax purposes	-36.8%	-%
Impact of GILTI	-4.4%	-%
Others	-1.3%	-%
The Company’s effective tax rate	-9.2%	0.0%

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The significant components of deferred taxes of the Company are as follows:

	As of
	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carry forwards	$-	-
-United States	-	-
-Hong Kong	-	-
-PRC	54,598	-
Gross deferred tax assets	54,598	-
Less: valuation allowance	(54,598)	-
Total deferred tax assets, net	$-	$-

NOTE 10- RELATED PARTY TRANSACTIONS

Amounts due from related parties as of December 31, 2020 and 2019 are as follows:

		2020	2019
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$45,662	$-
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	215,973	-
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	360,273	-
Mr. Huagen Li	Manager of a subsidiary	123,456	-
Mr. Zhipeng Zuo	Manager of a subsidiary	133,658	-
Ms. Shuqin Chen	Subsidiary’s manager	105,784	-
		$984,806	$-

Amounts due to related parties as of December 31, 2020 and 2019 are as follows:

		2020	2019
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$-	$791,576
Ms. Qingmei Lin	Mr. Yumin Lin’s former wife	-	17,201
Mr. Yuwen Li	Vice President	292,024	-
Ms. Lihua Li	Mr. Yuwen Li’s wife	677	-
Mr. Zihao Ye	Manager of a subsidiary	12,958	-
Mr. Weihua Zuo	Manager of a subsidiary	2,298	-
Mr. Deqin Ke	Manager of a subsidiary	9,274	-
Ms. Xiuyun Wang	Manager of a subsidiary	1,483	-
Mr. Shengpin Liu	Manager of a subsidiary	306	-
Mr. Aisheng Zhang	Manager of a subsidiary	3,063	-
Mr. Zhihua Liao	Manager of a subsidiary	12,254	-
Shenzhen DaXingHuaShang Industry Development Ltd.	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	3,063	-
		$337,400	$808,777

Revenues generated from related parties during the years ended December 31, 2020 and 2019 are as follows:

		2020	2019
Mr. Yuwen Li	Vice President	$627	$-
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	51	-
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	332	-
Mr. Naiyong Luo	Manager of a subsidiary	-	220,203
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	42	-
Shenzhen DaXingHuaShang Industry Development Ltd	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	1,257	-
Shenzhen DaXingHuaShang Supplychain Service Co.	Subsidiary of Shenzhen DaXingHuaShang Industry Development Ltd	269,552	-
Guangdong Shuiyijia Distribution Co.	Ms. Lihua Li is the supervisor of this company	149	-
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	1,225	25,189
Mr. Zihao Ye	Manager of a subsidiary	442	-
		$273,677	$245,392

Due from related parties mainly consists of funds advanced to related parties as borrowings or funds advanced to pay off the Company’s expenses. The balances are unsecured, non-interest bearing. During the year ended December 31, 2020, the Company advanced $936,192 to its related parties, and collected $46,388 repayments.

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2020, the Company borrowed $571,453 from these related parties, and repaid $920,457.

In addition, during the year ended December 31, 2020, these related parties paid expenses on the Company’s behalf in an amount of $498,549.

During the year ended December 31, 2020, the Company has also settled its balance due to Yumin Lin in an amount of $796,119 with 485,439 shares of the Company’s common stock resulted in a conversion loss of $199,030 recorded as other expense.

NOTE 11 – OPERATING LEASES

As of December 31, 2020, the Company has twelve separate operating lease agreements for three office spaces, one warehouse and eight stores in PRC with remaining lease terms of from 21 months to 76 months.

Three of these leases were entered with related parties. The Company has an operating lease agreement with Qingmei Lin, a related party, for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027. The monthly rent expense is RMB10,000 (approximately $1,450). The Company has an operating lease agreement with subsidiary of Shenzhen DaXingHuaShang Industry Development Ltd., a related party, for the premises in Shenzhen City, PRC. The agreement covers the period from October 28, 2016 to October 28, 2021. The Company terminated the agreement on February 28, 2021. The monthly rent expense is RMB30,000 (approximately $4,349). The Company has an operating lease agreement with Hongwei Ye, a related party, for the premises in Dongguan City, PRC. The agreement covers the period from September 27, 2020 to September 30, 2023. The monthly rent expense is RMB960 (approximately $139).

The components of lease expense and supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s consolidated statements of operations) for the years ended	December 31, 2020	December 31, 2019

Related parties	$100,302	$18,870
Non-related parties	15,197	-

Other information for the years ended	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease obligations	$57,115	$17,406
Weighted average remaining lease term (in years)	3.48	7.25
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of December 31, 2020 are as follows:

Year ending December 31,
2021	$235,811
2022	84,477
2023	42,986
2024	18,381
2025	18,381
Thereafter	24,507
Total lease payment	424,543
Less: Imputed interest	(17,294)
Operating lease obligations	$407,249

Lease expenses were $115,499 and $18,870 for the years ended December 31, 2020 and 2019, respectively.

NOTE 12 – BANK AND OTHER BORROWINGS

In December 2020, the Company obtained a revolving credit line in the principal amount of RMB750,000 (approximately $115,000) from Huaneng Guicheng Trust Co., Ltd, a financial institution in PRC, which bears interest at the base Loan Prime Rate of 3.85% plus 8.75%. The credit line is guaranteed by Yumin Lin. The maturity date is on December 21, 2022.

In August 2020, the Company obtained a revolving credit line in the principal amount of RMB910,000 (approximately $139,000) from China Construction Bank, which bears interest at the base Loan Prime Rate of 3.85% plus 0.4%. The credit line is guaranteed by Xiulan Zhou, a related party, and pledged by her property. The maturity date is on July 21, 2023.

The balance of the loans borrowed under these credit lines as of December 31, 2020 and 2019 were as follows:

	2020	2019
Bank loan from the trust in PRC	$114,879	$-
China Construction Bank	139,387	-
Total non-current borrowings	$254,266	$-

In July 2020, the Company obtained a loan from Hua Hui (Shenzhen) Education Management Ltd., which is a related party with Hongwei Ye being the supervisor, who is also the manager of one of the Company’s subsidiaries, in the total principal amount of RMB1,300,000 (approximately $199,000). The loan bears interest at the rate of 0.7% per month. In December 2020, the Company repaid the loan in full as well as the interest expense of $12,789.

The total interest expense was $14,325 (including $12,789 paid to the related party and $1,536 paid to the bank and financial institution) and $11 for the years ended December 31, 2020 and 2019, respectively.

NOTE 13 - SUBSEQUENT EVENTS

During the subsequent period, the Company advanced a total amount of $2,368,228 to its related parties, and the related parties repaid the amount of $3,302,329 to the Company. The remaining balance of due from related parties as of the filing date was $95,260.

On January 6, 2021, FVTI, JJGS, Valley Holding Limited (“Valley Holdings”) and Angel International Investment Holdings Limited (the “Valley Holdings Seller”) signed a termination agreement, pursuant to which the parties mutually agreed to terminate the original equity interest transfer agreement signed on March 16, 2020. On the same date, FVTI, DILHK, Valley Holdings and the Valley Holdings Seller entered into a new equity interest transfer agreement, pursuant to which DILHK agreed to purchase 70% of Valley Holdings’ equity interest (the “Valley Holdings Equity Transfer”) from the Valley Holdings seller in consideration of FVTI’s common shares with value equivalents to $15 million. As of the date of this report, the closing of the Valley Holdings Equity Transfer has not occurred.

On February 28, 2021, FVTI, QHDX and the original shareholders of Foshan BaiTaFeng Beverage Development Co., Ltd. (“BTF”) signed a termination agreement, pursuant to which the parties mutually agreed to terminate the original equity interest transfer agreement signed on December 31, 2019 (“BTF Agreement”). The BTF Agreement was terminated effective February 28, 2021 and the parties have no further rights or obligations under the BTF Agreement. The parties further agreed to waive their rights to any claims that may arise under the BTF Agreement. As of the date of the termination agreement, no equity interest of BTF had been transferred to QHDX.

