Form 10-Q
period 2021-03-31
Fortune Valley Treasures, Inc.
filed 2021-05-14
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-55555

Fortune Valley Treasures, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13th Floor, Building B1, Wisdom Plaza

Qiaoxiang Road, Nanshan District

Shenzhen, Guangdong, China 518000

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (86) 755-86961405

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

Yes [  ] No [X]

As of May 14, 2021, there were 313,098,220 shares, par value $0.001, of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$964,335	$249,837
Accounts receivable	1,181,889	2,468,038
Inventories	126,772	144,565
Prepayments and other current assets	2,109,783	383,808
Due from related parties	95,272	984,806
Total current assets	4,478,051	4,231,054

Non-current assets
Deposits paid	982,821	671,921
Property and equipment, net	42,741	47,815
Operating lease right-of-use assets	138,843	153,251
Operating lease right-of-use assets, related parties	106,642	160,013
Intangible assets, net	2,855,107	3,028,490
Goodwill	1,368,915	1,368,915
Total Assets	$9,973,120	$9,661,459

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations – current	$68,213	$67,915
Operating lease obligations, related parties - current	16,988	160,238
Accounts payable	141,087	251,541
Accrued liabilities	82,375	277,531
Income tax payable	112,730	321,670
Customer advances	795,293	580,151
Due to related parties	823,826	337,400
Total current liabilities	2,040,512	1,996,446

Non-current liabilities
Operating lease obligations – non-current	88,689	85,764
Operating lease obligations, related parties – non-current	68,188	93,332
Bank and other borrowings	215,176	254,266
Total Liabilities	2,412,565	2,429,808

Stockholders’ Equity
Common stock (3,000,000,000 shares authorized, 313,098,220 issued and outstanding as of March 31, 2021 and December 31, 2020)	313,098	313,098
Additional paid in capital	10,763,790	10,763,790
Accumulated deficit	(4,036,163)	(4,341,417)
Accumulated other comprehensive income	294,198	300,265
Total Fortune Valley Treasures, Inc. stockholders’ equity	7,334,923	7,035,736
Noncontrolling interests	225,632	195,915
Total Stockholders’ Equity	7,560,555	7,231,651

Total Liabilities and Stockholders’ Equity	$9,973,120	$9,661,459

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three months ended March 31,
	2021	2020

Net revenues (including related party revenue $11,232 and $0, respectively)	$1,644,160	$22,051
Cost of revenues	729,743	14,426
Gross profit	914,417	7,625

Operating expenses:
Selling and distribution expenses	27,554	-
General and administrative expenses	481,577	110,861

Operating income (loss)	405,286	(103,236)

Other income (expense):
Other income	31	778
Interest income	165	8
Interest expense	(3,553)	(118)
Other income (expense), net	(3,357)	668

Income (loss) before income tax	401,929	(102,568)

Income tax expense	66,355	-

Net income (loss)	$335,574	$(102,568)
Less: Net income attributable to noncontrolling interests	30,320	-
Net income (loss) attributable to Fortune Valley Treasures, Inc.	305,254	(102,568)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(6,670)	7,218

Total comprehensive income (loss)	328,904	(95,350)
Less: comprehensive income attributable to noncontrolling interests	29,717	-
Comprehensive income (loss) attributable to Fortune Valley Treasures, Inc.	$299,187	$(95,350)

Earnings (loss) per share
Basic and diluted earnings (loss) per share	$0.00	$(0.00)
Basic and diluted weighted average shares outstanding	313,098,220	307,750,100

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Three months ended March 31, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2020	313,098,220	$313,098	$10,763,790	$300,265	$(4,341,417)	$195,915	$7,231,651
Net income	-	-	-	-	305,254	30,320	335,574
Foreign currency translation adjustment	-	-	-	(6,067)	-	(603)	(6,670)
Balance as of March 31, 2021	313,098,220	$313,098	$10,763,790	$294,198	$(4,036,163)	$225,632	$7,560,555

Three months ended March 31, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	controlling Interests	Stockholders’ Deficit
Balance as of December 31, 2019	307,750,100	$307,750	$-	$17,599	$(1,085,853)	$-	$(760,504)
Net loss	-	-	-	-	(102,568)	-	(102,568)
Foreign currency translation adjustment	-	-	-	7,218	-	-	7,218
Balance as of March 31, 2020	307,750,100	$307,750	$-	$24,817	$(1,188,421)	$-	$(855,854)

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$335,574	$(102,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	201,529	6,829
Non-cash lease expense	26,524	-
Changes in operating assets and liabilities
Accounts receivable	1,290,704	(16,136)
Inventories	17,444	1,762
Prepayments and other current assets	(1,745,883)	(13,883)
Deposits paid	(316,736)	-
Accounts payable	(110,697)	-
Customer advances	219,610	-
Accrued liabilities	(181,722)	149,272
Income tax payable	(209,976)	-
Operating lease obligations	(35,149)	-
Net cash provided by (used in) operating activities	(508,778)	25,276

Cash flows from investing activities
Repayment of advance to related parties	2,674,247	-
Advance to related parties	(1,841,767)	-
Purchase of property and equipment	-	(50,550)
Purchase of intangible asset	(23,444)	-
Net cash provided by (used in) investing activities	809,036	(50,550)

Cash flows from financing activities
Borrowings from related parties	814,808	146,704
Repayments to related parties	(371,843)	(90,114)
Repayment to the bank borrowings, net	(38,560)	-
Net cash provided by financing activities	404,405	56,590

Effect of exchange rate changes on cash and cash equivalents	9,835	(1,062)
Net changes in cash and cash equivalents	714,498	30,254
Cash and cash equivalents–beginning of the period	249,837	38,137

Cash and cash equivalents–end of the period	$964,335	$68,391

Supplementary cash flow information:
Interest paid	$3,553	$118
Income taxes paid	$295,965	$-

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$14,487	$-
Remeasurement of operating lease obligation and right-of-use asset due to lease termination	$40,813	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 1, 2019, the Company entered into a sale and purchase agreement (the “SP Agreement”) to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction closed on March 1, 2019. Pursuant to the SP Agreement, the Company issued 100 shares of its common stock to JJGS to acquire 100% of the shares of JJGS for a cost of $150. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interest of Jiujiu (HK) Industry Limited (“JJHK”) and Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”). JJGS and JJHK are holding companies and conduct business through their operating subsidiary, JJSZ, which engages in retail and wholesale distribution of wine products.

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

On January 6, 2021, FVTI, JJGS, Valley Holding Limited (“Valley Holdings”) and Angel International Investment Holdings Limited (the “Valley Holdings Seller”) signed a termination agreement, pursuant to which the parties mutually agreed to terminate the original equity interest transfer agreement signed on March 16, 2020. On the same date, FVTI, DILHK, Valley Holdings and the Valley Holdings Seller entered into a new equity interest transfer agreement, pursuant to which DILHK agreed to purchase 70% of Valley Holdings’ equity interest (the “Valley Holdings Equity Transfer”) from the Valley Holdings seller in consideration of FVTI’s common shares with value equivalents to $15 million. As of the date of this filing, the closing of the Valley Holdings Equity Transfer has not occurred.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of December 31, 2020 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on April 26, 2021 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. Although the Company has generated a negative operating cash flow of $508,778 during the three months ended March 31, 2021, it has reported a net income of $335,574. In addition, as of March 31, 2021, the Company had a working capital of $2,437,539. The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statements for the year ended December 31, 2020 a substantial doubt about the Company’s ability to continue as a going concern. Based on the Company’s effort in improving its operation and the significant working capital raised as of March 31, 2021, the management believes that the substantial doubt has been alleviated.

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

As of March 31, 2021, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYDL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Tai Food Trade Ltd (“FTFL”)	October 23, 2020	Xixingdao	Drinking water distribution and delivery	PRC

Huizhou City Fu Ye Trade Ltd (“FYTL”)	February 5, 2021	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xi Drinking Water Ltd (“FXDW”)	March 17, 2021	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Hao Xian Sheng Food Ltd (“HXSF”)	March 25, 2021	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jia Drinking Water Ltd (“FJDW”)	March 29, 2021	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Sheng Drinking Water Ltd (“FSDW”)	March 29, 2021	Xixingdao	Drinking water distribution and delivery	PRC

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to going concern, allowance of doubtful accounts, allowance of deferred tax asset, useful lives and impairment of long-lived assets, and impairment of goodwill. Actual results may differ from these estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Foreign currency translation and re-measurement

The Company translates its foreign operations to the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The reporting currency for the Company and its subsidiaries is the U.S. dollar. The Company, DIGLS, DILHK, JJGS and JJHK’s functional currency is the U.S. dollar; QHDX, JJSZ and their subsidiaries which are incorporated in the PRC use the Chinese Renminbi (“RMB”) as their functional currency.

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2021	2020
Period-end RMB : US$1 exchange rate	0.15261	0.14114
Period-average RMB : US$1 exchange rate	0.15424	0.14300

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

The Company did not recognize any impairment of long-lived assets during the three months ended March 31, 2021 and 2020.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Others”, goodwill is subject to at least an annual assessment for impairment or more frequently if events or changes in circumstances indicate that an impairment may exist, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis. The Company would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

During the three months ended March 31, 2021, the Company did not record any impairment of goodwill.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	Three months ended March 31,
	2021	2020
Sales of wine	$779,220	$22,051
Sales of water	700,495	-
Sales of oil	135,997	-
Others	28,448	-
Total	$1,644,160	$22,051

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of March 31, 2021 and December 31, 2020, the Company had customer advances of $795,293 and $580,151, respectively. During the three months ended March 31, 2021, the Company recognized $146,811 of customer advances in the opening balance.

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

Recent accounting pronouncements adopted

In December 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. On January 1, 2021, the Company adopted ASU 2019-12 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accounts receivable	$1,181,889	$2,468,038
Less: Allowance for doubtful accounts	-	-
Account receivable, net	$1,181,889	$2,468,038

NOTE 3 – Prepayments AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Prepayments	$2,106,839	$376,746
Other current assets	2,944	7,062
	$2,109,783	$383,808

As of March 31, 2021 and December 31, 2020, the balance of $2,106,839 and $376,746, respectively, represented the advanced payments to suppliers.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Office equipment	$69,158	$69,158
Leasehold improvement	54,146	54,146
Property and equipment	123,304	123,304
Less: Accumulated depreciation	(80,563)	(75,489)
Property and equipment, net	$42,741	$47,815

Depreciation expense, which was included in general and administrative expenses, for the three months ended March 31, 2021 and 2020 was $4,950 and $6,829, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	March 31, 2021	December 31, 2020
Distributor channel	$3,299,329	$3,299,329
Other	27,301	4,105
Total intangible assets	3,326,630	3,303,434
Less: Accumulated amortization	(471,523)	(274,944)
Total	$2,855,107	$3,028,490

Amortization expense for the three months ended March 31, 2021 and 2020 was $196,579 and $0, respectively, included in cost of revenues.

Other intangible assets mainly consist of internal-used software under development, which is not yet ready for use.

As of March 31, 2021, the future estimated amortization costs for distribution channel are as follows:

2021 (remaining)	$628,253
2022	824,832
2023	824,832
2024	549,806
Thereafter	-
Total	$2,827,806

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts due from related parties as of March 31, 2021 and December 31, 2020 were as follows:

		March 31, 2021	December 31, 2020
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$-	$45,662
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	-	215,973
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	-	360,273
Mr. Huagen Li	Manager of a subsidiary	14,513	123,456
Mr. Zhipeng Zuo	Manager of a subsidiary	-	133,658
Mr. Deqin Ke	Manager of a subsidiary	41,303	-
Ms. Shuqin Chen	Manager of a subsidiary	39,456	105,784
		$95,272	$984,806

Amounts due to related parties as of March 31, 2021 and December 31, 2020 were as follows:

		March 31, 2021	December 31, 2020
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$142,265	$-
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	1,012	-
Mr. Yuwen Li	Vice President	489,262	292,024
Ms. Lihua Li	Mr. Yuwen Li’s wife	21,672	677
Mr. Zihao Ye	Manager of a subsidiary	-	12,958
Mr. Zhipeng Zuo	Manager of a subsidiary	52,344	-
Mr. Weihua Zuo	Manager of a subsidiary	-	2,298
Mr. Deqin Ke	Manager of a subsidiary	-	9,274
Ms. Xiuyun Wang	Manager of a subsidiary	5,838	1,483
Mr. Shengpin Liu	Manager of a subsidiary	304	306
Mr. Aisheng Zhang	Manager of a subsidiary	1,526	3,063
Mr. Zhihua Liao	Manager of a subsidiary	18,313	12,254
Shenzhen DaXingHuaShang Industry Development Ltd.	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	91,290	3,063
		$823,826	$337,400

Revenues generated from related parties during the three months ended March 31, 2021 and 2020 were as follows:

		For the three months ended March 31,
		2021	2020
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$51	$-
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	109	-
Mr. Naiyong Luo	Manager of a subsidiary	5,115	-
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	5,881	-
Mr. Zihao Ye	Manager of a subsidiary	76	-
		$11,232	$-

Due from related parties mainly consists of funds advanced to related parties as borrowings or funds advanced to pay off the Company’s expenses. The balances are unsecured, non-interest bearing. During the three months ended March 31, 2021, the Company advanced $1,841,767 to its related parties, and collected $2,674,247 repayments.

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2021 and 2020, the Company borrowed $814,808 and $146,704 from its related parties, and repaid $371,843 and $90,114, respectively.

In addition, during the three months ended March 31, 2021 and 2020, the Company’s related parties paid expenses on the Company’s behalf in amounts of $14,487 and $nil, respectively.

NOTE 7 - INCOME TAXES

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the three months ended March 31, 2021 and 2020, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the periods reported.

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

The components of the income tax provision are as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Current:
– United States of America	$43,096	$-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	23,259	-
Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-
Total	$66,355	$-

The effective tax rate was 16.5% and 0.0% for the three months ended March 31, 2021 and 2020, respectively.

NOTE 8 - OPERATING LEASES

As of March 31, 2021, the Company has eleven separate operating lease agreements for two office spaces, one warehouse and eight stores in PRC with remaining lease terms of from 18 months to 73 months.

Two of these leases were entered with related parties. The Company has an operating lease agreement with Qingmei Lin, Yumin Lin’s former wife, for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027. The monthly rent expense is RMB10,000 (approximately $1,450). The Company has an operating lease agreement with Hongwei Ye, a related party, for the premises in Dongguan City, PRC. The agreement covers the period from September 27, 2020 to September 30, 2023. The monthly rent expense is RMB960 (approximately $139).

The Company terminated an operating lease agreement with a subsidiary of Shenzhen DaXingHuaShang Industry Development Ltd., a related party, for the premises in Shenzhen City, PRC on February 28, 2021. The monthly rent expense for this lease was RMB30,000 (approximately $4,349).

The components of lease expense and supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 are as follows:

	For the three months ended March 31,
Operating lease cost (included in general and administrative expenses in the Company’s consolidated statements of operations)	2021	2020

Related parties	$18,490	$17,160
Non-related parties	18,200	-
Total	$36,690	$17,160

Other information for the three months ended	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease obligations	$41,336	$-
Weighted average remaining lease term (in years)	3.77	4.77
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of March 31, 2021 are as follows:

Year ending December 31,
2021 (remaining)	$68,618
2022	84,166
2023	42,828
2024	18,313
2025	18,313
Thereafter	24,417
Total lease payment	256,655
Less: Imputed interest	(14,577)
Operating lease obligations	$242,078

NOTE 9 – BANK AND OTHER BORROWINGS

In December 2020, the Company obtained a revolving credit line in the principal amount of RMB750,000 (approximately $115,000) from Huaneng Guicheng Trust Co., Ltd, a financial institution in PRC, which bears interest at the base Loan Prime Rate of 3.85% plus 8.75%. The credit line is guaranteed by Yumin Lin, the Company’s Chief Executive Officer. The maturity date is on December 21, 2022.

In August 2020, the Company obtained a revolving credit line in the principal amount of RMB910,000 (approximately $139,000) from China Construction Bank, which bears interest at the base Loan Prime Rate of 3.85% plus 0.4%. The credit line is guaranteed by Xiulan Zhou, a related party, and pledged by her property. The maturity date is on July 21, 2023.

The balance of the loans borrowed under these credit lines as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Bank loan from the trust in PRC	$114,455	$114,879
China Construction Bank	100,721	139,387
Total non-current borrowings	$215,176	$254,266

The total interest expense was $3,553 and $nil for the three months ended March 31, 2021 and 2020, respectively.

NOTE 10 - SUBSEQUENT EVENTS

During the subsequent period, the Company advanced a total amount of $920,659 to its related parties, and the related parties repaid the amount of $879,589 to the Company. The remaining balance of due from related parties as of the filing date was $137,833.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 26, 2021 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guaranteed of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

During the period ended March 31, 2021, the Company conducted its business in one revenue stream: product sales – wine, water and oil and other F&B products.

Results of Operations

Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change
Revenue	$1,644,160	$22,051	$1,622,109
Cost of revenue	729,743	14,426	715,317
Gross profit	914,417	7,625	906,792

Operating expense	(509,131)	(110,861)	(398,270)
Other income	196	786	(590)
Other expense	(3,553)	(118)	(3,435)
Income taxes	(66,355)	-	(66,355)
Net income (loss)	$335,574	$(102,568)	$438,142
Net income attributable to noncontrolling interests	30,320	-	30,320
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$305,254	$(102,568)	$407,822

Revenue

Revenue was $1,644,160 for three months ended March 31, 2021, reflecting an increase of $1,622,109 from $22,051 for the three months ended March 31, 2020. The reason for the increase was the Company added its water and oil business department, which increased our sales volume.

Cost of Revenue

Cost of revenue was $729,743 for the three months ended March 31, 2021, reflecting an increase of $715,317 from $14,426 for the three months ended March 31, 2020. The increase in cost of revenue was due to the increase of our revenue.

Gross Profit

Gross profit was $914,417 and $7,625 for the three months ended March 31, 2021 and 2020, respectively, reflecting an increase of $906,792. The increase of gross profit was due to the addition of the revenue from our water and oil business, where gross profit was higher.

Operating Expenses

Operating expense was $509,131 for the three months ended March 31, 2021, reflecting an increase of $398,270 from $110,861 for the three months ended March 31, 2020, due to the increase in professional service fees and general administrative costs in connection with the business of delivering and distributing of drinking water in China.

Net Income (loss)

For the three months ended March 31, 2021 and 2020, net income (loss) was $335,574 and ($102,568), respectively. The increase in net income was a result of the factors described above.

Net income attributable to noncontrolling interests

The Company records net income attributable to noncontrolling interests in the consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended March 31, 2021 and 2020, the Company recorded net income attributable to a noncontrolling interest of $30,320 and $0, respectively.

Liquidity and Capital Resources

Working Capital

	March 31,	December 31,
	2021	2020	Change
Total current assets	$4,478,051	$4,231,054	$246,997
Total current liabilities	2,040,512	1,996,446	44,066
Working capital	2,437,539	2,234,608	202,931

As of March 31, 2021, we had working capital of $2,437,539 as compared to working capital of $2,234,608 as of December 31, 2020. We had total current assets of $4,478,051 consisting of cash on hand of $964,335, Inventory – wine and water of $126,772, prepayments and other current assets of $2,109,783 and accounts receivables of $1,181,889 compared to total current assets of $4,231,054 as of December 31, 2020. The decrease was mainly due to the decrease in accounts receivable from customers and advance to related parties. We had current liabilities of $2,040,512 consisting of accounts payable of $141,087, customer advances $795,293, income tax payable $112,730, due to related parties $823,826 and accrued liabilities of $82,375.

Our cash balance at March 31, 2021 increased to $964,335 as compared to $249,837 at December 31, 2020. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase sufficient working capital and improve liquidity.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2021, the Company incurred a net income of $335,574 and used cash in operations of $508,778 and at March 31, 2021, the Company had a working capital of $2,437,539. The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statement for the year ended December 31, 2020 a substantial doubt about the Company’s ability to continue as a going concern. Based on the Company’s effort in improving its operation and the significant working capital generated as of March 31, 2021, the management believes that the substantial doubt has been alleviated.

Despite the amount of funds that the Company has raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

Cash Flows

	Period Ended March 31,
	2021	2020	Change
Cash Flows (used in) provided by generated in Operating Activities	$(508,778)	$25,276	$534,054
Cash Flows provided by (used in) Investing Activities	809,036	(50,550)	859,586
Cash Flows provided by Financing Activities	404,405	56,590	347,455
Effect of change rate changes in cash and cash equivalents	9,835	(1,062)	10,897
Net Increase in Cash During the Period	$714,498	$30,254	$684,244

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $508,778, as compared to the amount of $25,276 provided by operating activities for the three months ended March 31, 2020, reflecting an increase of $534,054, which was mainly due to the increase in changes in the prepayments to vendors of $1,732,000, deposits paid to vendors of $316,736 and income tax paid of $209,976, a decrease in changes in accounts payable of $110,697, customer advances of $219,610 and accrued liabilities of $330,994.

Cash Flow from Investing Activities

Net cash provided by investing activities was $809,036 for the three months ended March 31, 2021, compared to net cash used in investing activities of $50,550 for the three months ended March 31, 2020. The increase in net cash provided by investing activities was mainly due to an increase in repayment from related parties.

Cash Flow from Financing Activities

Net cash provided by financing activities was $404,405 and $56,950 for the three months ended March 31, 2021 and 2020, respectively.

The increase was mainly due to the increase in advances from related parties and offset by repayments to related parties.

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

Refer to Note 1 in the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Related Party Transactions

For the three months ended March 31, 2021 and 2020, related party revenue totaled $11,232 and $0, respectively.

Rental expenses to related parties was $18,490 and $17,160 for the three months ended March 31, 2021 and 2020, respectively.

Amount due from related parties were $95,272 and $984,806 as of March 31, 2021 and December 31, 2020, respectively. The amounts due to related parties were $823,826 and $337,400 as of March 31, 2021 and December 31, 2020, respectively.

Our related parties are primarily those persons who can significantly influence based on our common business relationships. Refer to Note 6 to the unaudited condensed consolidated financial statements for additional details regarding the related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2021, that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of well-established procedures to identify, approve and review related party transactions; (2) Inadequate design of controls related to business combination transactions accounting given the accounting complexities of business combinations, including, but not limited to, lack of mindset and methods to assess the value of the business prior to acquisition, inadequate process to determine the purchase price, lack of professional understanding to determine when the control of the business acquired is transferred or when the transaction is completed, and inability to make the appropriate disclosure; and (3) during the relevant period, the Board did not have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2021. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of March 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortune Valley Treasures, Inc.

Date: May 14, 2021	By:	/s/ Yumin Lin
Yumin Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Kaihong Lin
Kaihong Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)

