Form 10-Q
period 2021-06-30
Fortune Valley Treasures, Inc.
filed 2021-08-13
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-38308

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 13, 2021, there were 313,098,220 shares, par value $0.001, of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$420,400	$249,837
Accounts receivable	1,189,597	2,468,038
Inventories	136,361	144,565
Prepayments and other current assets	2,577,516	383,808
Due from related parties	29,812	984,806
Total current assets	4,353,686	4,231,054

Non-current assets
Deposits paid	1,676,977	671,921
Property and equipment, net	89,025	47,815
Operating lease right-of-use assets	400,959	153,251
Operating lease right-of-use assets, related parties	104,432	160,013
Intangible assets, net	2,650,433	3,028,490
Goodwill	1,383,758	1,368,915
Total Assets	$10,659,270	$9,661,459

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations – current	$124,701	$67,915
Operating lease obligations, related parties - current	17,375	160,238
Accounts payable	204,012	251,541
Accrued liabilities	108,283	277,531
Income tax payable	113,964	321,670
Customer advances	695,695	580,151
Due to related parties	729,258	337,400
Total current liabilities	1,993,288	1,996,446

Non-current liabilities
Operating lease obligations – non-current	273,194	85,764
Operating lease obligations, related parties – non-current	85,586	93,332
Bank and other borrowings	201,725	254,266
Total Liabilities	2,553,793	2,429,808

Stockholders’ Equity
Common stock (3,000,000,000 shares authorized, 313,098,220 issued and outstanding as of June 30, 2021 and December 31, 2020)	313,098	313,098
Additional paid in capital	10,763,790	10,763,790
Accumulated deficit	(3,621,688)	(4,341,417)
Accumulated other comprehensive income	374,168	300,265
Total Fortune Valley Treasures, Inc. stockholders’ equity	7,829,368	7,035,736
Noncontrolling interests	276,109	195,915
Total Stockholders’ Equity	8,105,477	7,231,651

Total Liabilities and Stockholders’ Equity	$10,659,270	$9,661,459

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenues from related parties	$1,032	$-	$12,264	$-
Revenues from third parties	1,824,312	69,176	3,457,240	91,227
Net Revenues	1,825,344	69,176	3,469,504	91,227

Cost of revenues	797,524	39,917	1,527,267	54,343
Gross profit	1,027,820	29,259	1,942,237	36,884

Other operating income	166	-	166	-

Operating expenses:
Selling and distribution expenses	19,604	-	47,158	-
General and administrative expenses	449,872	127,631	931,449	238,492

Operating income (loss)	558,510	(98,372)	963,796	(201,608)

Other income (expense):
Other income	89	1,328	120	2,106
Interest income	483	72	648	80
Interest expense	(5,934)	(4,862)	(9,487)	(4,980)
Other income (expense), net	(5,362)	(3,462)	(8,719)	(2,794)

Income (loss) before income tax	553,148	(101,834)	955,077	(204,402)

Income tax expense	96,267	-	162,622	-

Net income (loss)	$456,881	$(101,834)	$792,455	$(204,402)
Less: Net income (loss) attributable to noncontrolling interests	42,406	(14,669)	72,726	(14,669)
Net income (loss) attributable to Fortune Valley Treasures, Inc.	414,475	(87,165)	719,729	(189,733)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	88,041	(1,935)	81,371	5,283

Total comprehensive income (loss)	544,922	(103,769)	873,826	(199,119)
Less: comprehensive income (loss) attributable to noncontrolling interests	50,477	(14,966)	80,194	(14,966)
Comprehensive income (loss) attributable to Fortune Valley Treasures, Inc.	$494,445	$(88,803)	$793,632	$(184,153)

Earnings (loss) per share
Basic and diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Basic and diluted weighted average shares outstanding	313,098,220	307,750,100	313,098,220	307,750,100

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Common Stock		Additional	Accumulated Other		Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2020	313,098,220	$313,098	$10,763,790	$300,265	$(4,341,417)	$195,915	$7,231,651
Net income	-	-	-	-	305,254	30,320	335,574
Foreign currency translation adjustment	-	-	-	(6,067)	-	(603)	(6,670)
Balance as of March 31, 2021	313,098,220	$313,098	$10,763,790	$294,198	$(4,036,163)	$225,632	$7,560,555
Net income	-	-	-	-	414,475	42,406	456,881
Foreign currency translation adjustment	-	-	-	79,970	-	8,071	88,041
Balance as of June 30, 2021	313,098,220	$313,098	$10,763,790	$374,168	$(3,621,688)	$276,109	$8,105,477

	Common Stock		Additional	Accumulated Other		Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	controlling Interests	Stockholders’ Deficit
Balance as of December 31, 2019	307,750,100	$307,750	$-	$17,599	$(1,085,853)	$-	$(760,504)
Net loss	-	-	-	-	(102,568)	-	(102,568)
Foreign currency translation adjustment	-	-	-	7,218	-	-	7,218
Balance as of March 31, 2020	307,750,100	$307,750	$-	$24,817	$(1,188,421)	$-	$(855,854)
Noncontrolling interests arising from acquisition of subsidiary	-	-	-	-	-	17,042	17,042
Net loss	-	-	-	-	(87,165)	(14,669)	(101,834)
Foreign currency translation adjustment	-	-	-	(1,638)	-	(297)	(1,935)
Balance as of June 30, 2020	307,750,100	$307,750	$-	$23,179	$(1,275,586)	$2,076	$(942,581)

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$792,455	$(204,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	426,224	7,987
Non-cash lease expense	51,831	-
Changes in operating assets and liabilities
Accounts receivable	1,302,508	(38,754)
Inventories	9,751	(5,894)
Prepayments and other current assets	(2,185,049)	(10,805)
Deposits paid	(995,723)	-
Accounts payable	(50,152)	(931)
Customer advances	109,032	-
Accrued liabilities	121,960	17,042
Income tax payable	(210,758)	-
Operating lease obligations	(61,546)	-
Net cash used in operating activities	(689,467)	(235,757)

Cash flows from investing activities
Repayment of advance to related parties	3,539,350	-
Advance to related parties	(2,876,774)	-
Purchase of property and equipment	(57,442)	-
Purchase of intangible assets	(23,486)	(43,231)
Net cash provided by (used in) investing activities	581,648	(43,231)

Cash flows from financing activities
Borrowings from related parties	1,836,071	245,988
Borrowings from and repayments to bank loans, net	(22,925)	144,009
Repayments to related parties	(1,529,556)	(134,670)
Net cash provided by financing activities	283,590	255,327

Effect of exchange rate changes on cash and cash equivalents	(5,208)	(500)
Net changes in cash and cash equivalents	170,563	(24,161)
Cash and cash equivalents–beginning of the period	249,837	38,137

Cash and cash equivalents–end of the period	$420,400	$13,976

Supplementary cash flow information:
Interest paid	$9,487	$2,982
Income taxes paid	$446,755	$-

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$293,862	$-
Remeasurement of operating lease obligation and right-of-use asset due to lease termination	$40,885	$-
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$281,058	$-
Noncontrolling interests arising from acquisition of subsidiary	$-	$17,042

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

On June 22, 2020, the Company entered into a sale and purchase agreement along with Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., a company incorporated in China and a wholly-owned subsidiary of FVTI (“QHDX”), to acquire 90% of the shares of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in the PRC, from certain shareholders of Xixingdao in exchange for 4,862,681 shares of the Company’s common stock. The Company obtained the control of Xixingdao and Xixingdao became the Company’s subsidiary on August 31, 2020. The shares were issued on December 28, 2020.

On January 6, 2021, FVTI, JJGS, Valley Holding Limited (“Valley Holdings”) and Angel International Investment Holdings Limited (the “Valley Holdings Seller”) signed a termination agreement, pursuant to which the parties mutually agreed to terminate the original equity interest transfer agreement signed on March 16, 2020. On the same date, FVTI, DILHK, Valley Holdings and the Valley Holdings Seller entered into a new equity interest transfer agreement, pursuant to which DILHK agreed to purchase 70% of Valley Holdings’ equity interest (the “Valley Holdings Equity Transfer”) from the Valley Holdings seller in consideration of FVTI’s common shares valued at $12 million (subject to adjustments in the event Valley Holdings’ net profit is more than HK$5 million (approximately US$0.6 million) or less than HK$3 million (approximately US$0.4 million) for the fiscal year ended December 31, 2020). As of the date of this filing, the closing of the Valley Holdings Equity Transfer has not occurred.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of December 31, 2020 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on April 26, 2021 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. Although the Company has generated a negative operating cash flow of $689,467 during the six months ended June 30, 2021, it has reported a net income of $792,455. In addition, as of June 30, 2021, the Company had a working capital of $2,360,398. The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statements for the year ended December 31, 2020 a substantial doubt about the Company’s ability to continue as a going concern. Based on the Company’s effort in improving its operations and the significant working capital increase as of June 30, 2021, the management believes that the substantial doubt has been alleviated.

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

As of June 30, 2021, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYDL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xi Drinking Water Company Ltd (“FXWL”)	March 17, 2021	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jia Drinking Water Company Ltd (“FJWL”)	March 29, 2021	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Sheng Drinking Water Company Ltd (“FSWL”)	March 29, 2021	Xixingdao	Drinking water distribution and delivery	PRC
Shenzhen Fu Jin Trading Technology Company Ltd (“FJSTL”)	June 7, 2021	Xixingdao	Trading of primary agricultural products, household appliances and plastic products; and Software technology development	PRC

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2021	2020
Period-end RMB:US$1 exchange rate	0.15483	0.14125
Period-average RMB:US$1 exchange rate	0.15451	0.14202

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

The Company did not recognize any impairment of long-lived assets during the six months ended June 30, 2021 and 2020.

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

During the six months ended June 30, 2021, the Company did not record any impairment of goodwill.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales of wine	$617,568	$69,176	$1,396,788	$91,227
Sales of water	1,027,651	-	1,728,146	-
Sales of oil	81,120	-	217,117	-
Others	99,005	-	127,453	-
Total	$1,825,344	$69,176	$3,469,504	$91,227

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of June 30, 2021 and December 31, 2020, the Company had customer advances of $695,695 and $580,151, respectively. During the six months ended June 30, 2021, the Company recognized $193,737 of customer advances in the opening balance.

Related party transaction

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

NOTE 2 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accounts receivable	$1,189,597	$2,468,038
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$1,189,597	$2,468,038

NOTE 3 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Prepayments	$2,577,034	$376,746
Other current assets	482	7,062
	$2,577,516	$383,808

As of June 30, 2021 and December 31, 2020, the balance of $2,577,034 and $376,746, respectively, represented the advanced payments to suppliers.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Office equipment	$69,158	$69,158
Leasehold improvement	105,550	54,146
Property and equipment	174,708	123,304
Less: Accumulated depreciation	(85,683)	(75,489)
Property and equipment, net	$89,025	$47,815

Depreciation expense, which was included in general and administrative expenses, for the six months ended June 30, 2021 and 2020 was $10,194 and $7,987, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	June 30, 2021	December 31, 2020
Distributor channel	$3,335,088	$3,299,329
Other	10,155	4,105
Total intangible assets	3,345,243	3,303,434
Less: Accumulated amortization	(694,810)	(274,944)
Total	$2,650,433	$3,028,490

Amortization expense for the six months ended June 30, 2021 and 2020 was $416,030 and $0, respectively, included in cost of revenues.

Other intangible assets mainly consist of internal-used software under development, which is not yet ready for use.

As of June 30, 2021, the future estimated amortization costs for distribution channel are as follows:

2021 (remaining)	$416,886
2022	833,772
2023	833,772
2024	555,848
Thereafter	-
Total	$2,640,278

NOTE 6- RELATED PARTY TRANSACTIONS

Amounts due from related parties as of June 30, 2021 and December 31, 2020 were as follows:

		June 30, 2021	December 31, 2020
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$-	$45,662
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	-	215,973
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	-	360,273
Mr. Huagen Li	Manager of a subsidiary	-	123,456
Mr. Zhipeng Zuo	Manager of a subsidiary	-	133,658
Mr. Deqin Ke	Manager of a subsidiary	29,812	-
Ms. Shuqin Chen	Manager of a subsidiary	-	105,784
		$29,812	$984,806

Amounts due to related parties as of June 30, 2021 and December 31, 2020 were as follows:

		June 30, 2021	December 31, 2020
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$54,969	$-
Ms. Huagen Li	Manager of a subsidiary	1,703	-
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	1,185	-
Mr. Yuwen Li	Vice President	351,888	292,024
Ms. Lihua Li	Mr. Yuwen Li’s wife	-	677
Mr. Zihao Ye	Manager of a subsidiary	-	12,958
Mr. Zhipeng Zuo	Manager of a subsidiary	26,786	-
Mr. Weihua Zuo	Manager of a subsidiary	-	2,298
Mr. Deqin Ke	Manager of a subsidiary	-	9,274
Ms. Shuqin Chen	Manager of a subsidiary	2,127	-
Ms. Xiuyun Wang	Manager of a subsidiary	5,924	1,483
Mr. Shengpin Liu	Manager of a subsidiary	-	306
Mr. Aisheng Zhang	Manager of a subsidiary	3,871	3,063
Mr. Zhihua Liao	Manager of a subsidiary	20,902	12,254
Mr. Guodong Jia	Manager of a subsidiary	4,939	-
Mr. Meng Xue	Manager of a subsidiary	4,461	-
Mr. Minghua Cheng	Director	154,833	-
Shenzhen DaXingHuaShang Industry Development Ltd.	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	95,670	3,063
		$729,258	$337,400

Revenues generated from related parties during the six months ended June 30, 2021 and 2020 were as follows:

		For the six months ended June 30,
		2021	2020
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$160	$-
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	302	-
Mr. Naiyong Luo	Manager of a subsidiary	5,742	-
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	5,933	-
Mr. Zihao Ye	Manager of a subsidiary	76	-
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	51	-
		$12,264	$-

Due from related parties mainly consists of funds advanced to related parties as borrowings or funds advanced to pay off the Company’s expenses. The balances are unsecured, non-interest bearing. During the six months ended June 30, 2021, the Company advanced $2,876,774 to its related parties, and collected $3,539,350 repayments.

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2021 and 2020, the Company borrowed $1,836,071 and $245,988 from its related parties, and repaid $1,529,556 and $134,670, respectively.

In addition, during the six months ended June 30, 2021 and 2020, the Company’s related parties paid expenses on the Company’s behalf in amounts of $293,862 and $0, respectively.

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the six months ended June 30, 2021 and 2020, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the periods reported.

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

The components of the income tax provision are as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Current:
– United States of America	$79,096	$-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	83,526	-
Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-
Total	$162,622	$-

The effective tax rate was 17.0% and 0.0% for the six months ended June 30, 2021 and 2020, respectively.

NOTE 8 - OPERATING LEASES

As of June 30, 2021, the Company has fourteen separate operating lease agreements for three office spaces, one warehouse and ten stores in PRC with remaining lease terms of from 15 months to 70 months.

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

The Company terminated an operating lease agreement with a subsidiary of Shenzhen DaXingHuaShang Industry Development Ltd., a related party, for the premised in Shenzhen City, PRC on February 28, 2021. The monthly rent expense for this lease was RMB30,000 (approximately $4,349).

The components of lease expense and supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s consolidated statements of operations)	For the six months ended June 30,
	2021	2020

Related parties	$23,307	$34,791
Non-related parties	42,666	-
Total	$65,973	$34,791

Other information for the six months ended	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease obligations	$72,024	$8,521
Weighted average remaining lease term (in years)	4.26	4.49
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of June 30, 2021 are as follows:

Year ending December 31,
2021 (remaining)	$77,842
2022	148,253
2023	102,619
2024	77,710
2025	81,160
Thereafter	51,875
Total lease payment	539,459
Less: Imputed interest	(38,603)
Operating lease obligations	$500,856

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

The balance of the loans borrowed under these credit lines as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Loan from a trust in PRC	$99,536	$114,879
China Construction Bank	102,189	139,387
Total non-current borrowings	$201,725	$254,266

The total interest expense was $9,487 and $nil for the six months ended June 30, 2021 and 2020, respectively.

NOTE 10 - SUBSEQUENT EVENTS

During the subsequent period, the Company advanced a total amount of $nil to its related parties, and the related parties repaid the amount of $1,545 to the Company. The remaining balance of due from related party as of the filing date was $28,264.

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

Overview

Fortune Valley Treasures, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in the State of Nevada on March 21, 2014. We were initially incorporated to offer users with up-to-date information on digital currencies. We engage in the food supply chain operations and management through a service platform. Through various acquisitions of high-quality upstream and downstream companies in the industry, the Company creates a complete industrial chain to reduce costs and enhance competitiveness. The company mainly focuses on online and offline sales targeting regional wholesalers, retailers, supermarkets and major food and beverage (“F&B”) chains.

During the six months ended June 30, 2021, the Company conducted its business in one revenue stream: product sales – wine, water and oil and other F&B products.

Results of Operations

Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
Revenue	$1,825,344	$69,176	$1,756,168
Cost of revenue	(797,524)	(39,917)	(757,607)
Gross profit	1,027,820	29,259	998,561

Other operating income	166	-	166
Operating expense	(469,476)	(127,631)	(341,845)
Other income	572	1,400	(828)
Other expense	(5,934)	(4,862)	(1,072)
Income taxes	(96,267)	-	(96,267)
Net income (loss)	456,881	(101,834)	558,715
Net income (loss) attributable to noncontrolling interests	42,406	(14,669)	57,075
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$414,475	$(87,165)	$501,640

Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
Revenue	$3,469,504	$91,227	$3,378,277
Cost of revenue	(1,527,267)	(54,343)	(1,472,924)
Gross profit	1,942,237	36,884	1,905,353

Other operating income	166	-	166
Operating expense	(978,607)	(238,492)	(740,115)
Other income	768	2,186	(1,418)
Other expense	(9,487)	(4,980)	(4,507)
Income taxes	(162,622)	-	(162,622)
Net income (loss)	792,455	(204,402)	996,857
Net income (loss) attributable to noncontrolling interests	72,726	(14,669)	87,395
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$719,729	$(189,733)	$909,462

Revenue

Revenue was $1,825,344 for three months ended June 30, 2021, reflecting an increase of $1,756,168, or 2,539%, from $69,176 for the three months ended June 30, 2020. The reason for the increase was the Company started generating online sales from WeChat Application named Fu Gu Online in April 2021.

Revenue was $3,469,504 for six months ended June 30, 2021, reflecting an increase of $3,378,277, or 3,703%, from $91,227 for six months ended June 30, 2020. The reason for the increase was the Company added its water and oil business, which increased our sales volume.

Cost of Revenue

Cost of revenue was $797,524 for the three months ended June 30, 2021, reflecting an increase of $757,607, or 1,898%, from $39,917 for the three months ended June 30, 2020.

Cost of revenue was $1,527,267 for the six months ended June 30, 2021, reflecting an increase of $1,472,924, or 2,710%, from $54,343 for the six months ended June 30, 2020. The increase in cost of revenue was due to the increase of our revenue.

Gross Profit

Gross profit was $1,027,820 and $29,259 for the three months ended June 30, 2021 and 2020, respectively, reflecting an increase of $998,561, or 3,413%.

Gross profit was $1,942,237 and $36,884 for the six months ended June 30, 2021 and 2020, respectively, reflecting an increase of $1,905,353, or 5,166%. The increase of gross profit was due to the addition of the revenue from our water and oil business, where gross profit was higher.

Operating Expenses

Operating expense was $469,475 for the three months ended June 30, 2021, reflecting an increase of $341,845, or 268%, from $127,631 for the three months ended June 30, 2020.

Operating expense was $978,607 for the six months ended June 30, 2021, reflecting an increase of $740,115, or 310%, from $238,492 for the six months ended June 30, 2020, due to the increase in professional service fees and general administrative costs in connection with the business of bottling and distributing of drinking water in China.

Net Income (loss)

For the three months ended June 30, 2021, net income was $456,881, compared to net loss $101,834 for the three months ended June 30, 2020.

For the six months ended June 30, 2021, net income was $792,455, compared to net loss $204,402 for the six months ended June 30, 2020. The increase in net income was a result of the factors described above.

Net income (loss) attributable to noncontrolling interests

The Company records net income (loss) attributable to noncontrolling interests in the consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended June 30, 2021 and 2020, the Company recorded net income attributable to a noncontrolling interest of $42,406 and net loss attributable to a noncontrolling interest of $14,669, respectively.

For the six months ended June 30, 2021 and 2020, the Company recorded net income attributable to a noncontrolling interest of $72,726 and net loss attributable to a noncontrolling interest of $14,669, respectively.

Liquidity and Capital Resources

Working Capital

	June 30,	December 31,
	2021	2020	Change
Total current assets	$4,353,686	$4,231,054	$122,632
Total current liabilities	1,993,288	1,996,446	(3,158)
Working capital	$2,360,398	$2,234,608	$125,790

As of June 30, 2021, we had working capital of $2,360,398, as compared to working capital of $2,234,608 as of December 31, 2020. We had total current assets of $4,353,686, consisting of cash on hand of $420,400, Inventory of $136,361, prepayments and other current assets of $2,577,516, accounts receivable of $1,189,597 and amount due from related party of $29,812, compared to total current assets of $4,231,054 as of December 31, 2020. The increase was mainly due to the increase in prepayments and other current assets, offset by the decrease in accounts receivable and due from related parties. We had current liabilities of $1,993,288, consisting of accounts payable of $204,012, customer advances $695,695, income tax payable $113,964, due to related parties of $729,258 and accrued liabilities of $108,236.

Our cash balance at June 30, 2021 increased to $420,400, as compared to $249,837 at December 31, 2020. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase sufficient working capital and improve liquidity.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2021, the Company had a net income of $792,455 and used cash in operations of $689,467 and at June 30, 2021, the Company had a working capital of $2,360,398. The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statement for the year ended December 31, 2020 a substantial doubt about the Company’s ability to continue as a going concern. Based on the Company’s effort in improving its operations and the significant working capital generated as of June 30, 2021, the management believes that the substantial doubt has been alleviated.

Despite the increased working capital of the Company, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

Cash Flows

	Six Months Ended June 30,
	2021	2020	Change
Cash Flows used in Operating Activities	$(689,467)	$(235,757)	$(453,710)
Cash Flows provided by (used in) Investing Activities	581,648	(43,231)	624,879
Cash Flows provided by Financing Activities	283,590	255,327	28,263
Effect of change rate changes in cash and cash equivalents	(5,208)	(500)	(4,708)
Net Increase in Cash During the Period	$170,563	$(24,161)	$194,724

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was $689,467 and $235,757, respectively, reflecting an increase of $453,710. The cash used in operating activities in 2021 was mainly resulted from net income of $792,455, depreciation and amortization expense of $426,224, increase in the prepayments to vendors of $2,185,049, increase in deposits paid to vendors of $995,723 and decrease in accounts receivable of $1,302,508.

Cash Flow from Investing Activities

Net cash provided by investing activities was $581,648 for the six months ended June 30, 2021, compared to net cash used in investing activities of $43,231 for the six months ended June 30, 2020. The increase in net cash provided by investing activities was mainly due to an increase in repayment from related parties.

Cash Flow from Financing Activities

Net cash provided by financing activities was $283,590 and $255,327 for the six months ended June 30, 2021 and 2020, respectively. The increase was mainly due to the increase in advances from related parties and offset by repayments to related parties.

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

Related Party Transactions

For the six months ended June 30, 2021 and 2020, related party revenue totaled $12,264 and $0, respectively.

Rental expenses to related parties were $23,207 and $34,791 for the six months ended June 30, 2021 and 2020, respectively.

Amounts due from related parties were $29,812 and $984,806 as of June 30, 2021 and December 31, 2020, respectively. The amounts due to related parties were $729,258 and $337,400 as of June 30, 2021 and December 31, 2020, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2021, that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of well-established procedures to identify, approve and review related party transactions; and (2) inadequate design of controls related to business combination transactions accounting given the accounting complexities of business combinations, including, but not limited to, lack of mindset and methods to assess the value of the business prior to acquisition, inadequate process to determine the purchase price, lack of professional understanding to determine when the control of the business acquired is transferred or when the transaction is completed, and inability to make the appropriate disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the board of directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”) and includes those policies and procedures that:

●	Apply to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2021. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of June 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, except that we have remediated one of our material weaknesses by establishing an Audit Committee on April 9, 2021, with an independent director, Yumei Liu, qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K.

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

Fortune Valley Treasures, Inc.

Date: August 13, 2021	By:	/s/ Yumin Lin
Yumin Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Kaihong Lin
Kaihong Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)

