Form 10-Q/A
period 2020-09-30
Fortune Valley Treasures, Inc.
filed 2021-11-15
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-55555

FORTUNE VALLEY TREASURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13th Floor, Building B1, Wisdom Plaza

Qiaoxiang Road, Nanshan District

Shenzhen, Guangdong, China 518000

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (86) 755-86961405

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 15, 2021, there were 15,655,038 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

2

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (“Amended Report”) to amend in its entirety our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, originally filed with the Securities and Exchange Commission on November 23, 2020 (the “Original Report”), to restate our unaudited consolidated financial statements as of and for the period ended September 30, 2020.

Subsequent to our Original Report, the Company determined, after discussion with its independent auditors, that the Company’s previously issued unaudited condensed consolidated financial statements for the quarter ended September 30, 2020 (the “Interim Financial Statements”) should be restated to correct errors in the Interim Financial Statements related to the acquisition of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”) completed on August 31, 2020, and therefore the Interim Financial Statements included in the Original Report should no longer be relied upon.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be an “amendment” under U.S. generally accepted accounting principles (“US GAAP”). Accordingly, the revised financial information included in this Amended Report has been identified as “Restated.”

This Amended Report speaks as of the original filing date and reflects the acquisition of Xixingdao complete on August 31, 2020. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

Items Amended in this Amended Report

The following sections in the Original Report are revised in this Amended Report, solely as a result of, and to reflect, the restatement:

●	Part I – Item 1. Financial Information
●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II – Item 6. Exhibits and Signatures

Except as stated herein, this Amended Report does not reflect events occurring after the filing of the Original Report on November 23, 2020 and no attempt has been made in this Amended Report to modify or update other disclosures as presented in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report, and the Company’s other filings with the SEC subsequent to the filing of the Original Report.

3

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

4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortune Valley Treasures, Inc.

Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Fortune Valley Treasures, Inc.

Condensed Consolidated Balance Sheets

At September 30, 2020 and December 31, 2019

(Unaudited)

	September 30,	December 31,
	2020	2019
	(Restated see Note 14)
Assets
Current assets
Cash and cash equivalents	$23,097	$38,137
Accounts and other receivables, net	121,316	146
Inventories	121,306	28,502
Prepayments and other current assets	146,677	7,185
Due from related parties	11,931	-
Total current assets	424,327	73,970

Non-current assets
Property and equipment, net	50,996	8,611
Operating lease right-of-use assets	68,684	-
Operating lease right-of-use assets, related parties	169,928	110,456
Deposits paid	283,491	-
Intangible assets, net	3,101,046	-
Goodwill	6,988,560	-
Total Assets	$11,087,032	$193,037

Liabilities
Current liabilities
Accounts payable	$-	$-
Unearned revenues	8,498	-
Operating lease obligation - current	31,762	-
Operating lease obligations, related parties - current	135,194	13,715
Accounts, taxes, other payables, and accruals	145,532	32,860
Due to related parties	1,174,982	808,777
Common stock payable	9,773,989	-
Total current liabilities	11,269,957	855,352

Non-current liabilities
Operating lease obligations - non-current	39,738	-
Operating lease obligations, related parties - non-current	98,099	98,189
Bank borrowing	99,981	-
Total Liabilities	11,507,775	953,541

Stockholders’ Deficit
Common stock (3,000,000,000 shares authorized, 307,750,100 issued and outstanding at September 30, 2020 and December 31, 2019)	307,750	307,750
Additional paid in capital	-	-
Accumulated deficit	(1,350,208)	(1,085,853)
Accumulated other comprehensive income	72,470	17,599
Total Fortune Valley Treasures, Inc. stockholders’ deficit	(969,988)	(760,504)
Non-controlling interests	549,245	-
Total Stockholders’ Deficit	(420,743)	(760,504)

Total Liabilities and Stockholders’ Deficit	$11,087,032	$193,037

See accompanying notes to the unaudited condensed financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Restated see Note 14)		(Restated see Note 14)
Revenue from third parties	$281,603	$12,251	$372,830	$46,154
Revenue from related parties	1,957	83,327	1,957	133,380
	283,560	95,578	374,787	179,534

Cost of revenues	245,504	75,795	299,847	137,470
Gross profit	38,056	19,783	74,940	42,064

Operating expenses:
Selling and distribution expenses	1,530	-	1,530	-
General and administrative expenses	183,571	98,483	422,063	366,050

Operating loss	(147,045)	(78,700)	(348,653)	(323,986)

Other income (expenses):
Other income (expenses)	78,525	(87)	80,631	2,417
Interest income	16	44	96	185
Interest expense	(5,221)	(100)	(10,201)	(371)
Other income (expenses), net	73,320	(143)	70,526	2,231

Loss before income tax	(73,725)	(78,843)	(278,127)	(321,755)

Income tax expense	3,415	-	3,415	84

Net loss	$(77,140)	$(78,843)	$(281,542)	$(321,839)
Less: Net loss attributable to non-controlling interests	(2,518)	-	(17,187)	-
Net loss attributable to Fortune Valley Treasures, Inc.	(74,622)	(78,843)	(264,355)	(321,839)

Other comprehensive income
Foreign currency translation gain	49,945	3,054	55,228	5,718

Total comprehensive loss	(27,195)	(75,789)	(226,314)	(316,121)
Less: comprehensive loss attributable to non-controlling interests	(1,864)	-	(16,830)	-
Comprehensive loss attributable to Fortune Valley Treasures, Inc.	$(25,331)	$(75,789)	$(209,484)	$(316,121)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,100	307,750,100	307,750,100	307,750,100

See accompanying notes to the unaudited condensed financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

For Nine Months Ended September 30, 2020

	No. of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling interest	Total
	(Restated see Note 14)	(Restated see Note 14)	(Restated see Note 14)	(Restated see Note 14)	(Restated see Note 14)	(Restated see Note 14)
Balance as of December 31, 2019	307,750,100	$307,750	$(1,085,853)	$17,599	$-	$(760,504)
Net loss	-	-	(102,568)	-	-	(102,568)
Foreign currency translation adjustment	-	-	-	7,218	-	7,218
Balance as of March 31, 2020	307,750,100	$307,750	$(1,188,421)	$24,817	$-	$(855,854)
Non-controlling interest arising from acquisition of subsidiary	-	-	-	-	17,042	17,042
Net loss	-	-	(87,165)	-	(14,669)	(101,834)
Foreign currency translation adjustment	-	-	-	(1,638)	(297)	(1,935)
Balance as of June 30, 2020	307,750,100	$307,750	$(1,275,586)	$23,179	$2,076	$(942,581)
Non-controlling interest arising from acquisition of subsidiary	-	-	-	-	549,033	549,033
Net profit	-	-	(74,622)	-	(2,518)	(77,140)
Foreign currency translation adjustment	-	-	-	49,291	654	49,945
Balance as of September 30, 2020	307,750,100	$307,750	$(1,350,208)	$72,470	$549,245	$(420,743)

For Nine Months Ended September 30, 2019

	No. of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
Balance as of December 31 2018	307,750,100	$307,750	$(708,097)	$13,119	$-	$(387,228)
Net income	-	-	(321,839)	-	-	(321,839)
Foreign currency translation adjustment	-	-	-	5,717	-	5,717
Balance as of September 30, 2019	307,750,100	$307,750	$(1,029,936)	$18,836	$-	$(703,350)

See accompanying notes to the unaudited condensed financial statements

Fortune Valley Treasures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(Restated see Note 14)
Cash flows from operating activities
Net loss	$(281,542)	$(321,839)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	78,629	791
Non-cash lease expense	87,351	-
Changes in operating assets and liabilities
Accounts receivables	(121,170)	2,450
Inventories	(92,804)	130,213
Prepayments and other current assets	(139,492)	(960)
Accounts and other payables	121,170	16,576
Operating lease obligations	(15,743)	-
Net cash used in operating activities	(363,601)	(205,921)

Cash flows from investing activities
Advance to related parties	(12,099)	-
Repayment of advance to related parties	168	-
Proceeds from acquisition of subsidiary	7,672	-
Purchase of property and equipment	(56,852)	-
Net cash used in investing activities	(61,111)	-

Cash flows from financing activities
Borrowings from related parties	561,107	215,027
Repayments to related parties	(194,902)	-
Proceed from bank borrowings, net	99,981	-
Net cash provided by financing activities	466,186	215,027

Effect of foreign currency translation on cash and cash equivalents	(56,514)	(899)
Net (decrease)/increase of cash and cash equivalents	(15,040)	8,207
Cash and cash equivalents-beginning of period	38,137	29,999

Cash and cash equivalents-end of period	$23,097	$38,206

Supplementary cash flow information:
Interest received	$96	$185
Interest paid	$10,201	$371
Income taxes paid	$-	$84
Non-cash investing and financing activities:
Expense paid by related parties	$277,081	$-
Shares payable for acquisition of subsidiary	$9,773,989	$-
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$172,022	$128,660

See accompanying notes to the unaudited condensed financial statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNICANT ACCOUNTING POLICIES

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

On July 13, 2019, FVTI and QHDX entered into an equity interest transfer agreement (the “Makaweng Agreement”), which was later amended on September 12, 2019, with Xingwen Wang, a shareholder and legal representative of Yunnan Makaweng Wine & Spirits Co., Ltd. (“Makaweng” or MKW), a PRC limited liability company formed in 2015. Pursuant to the Makaweng Agreement, QHDX agreed to purchase 51% of Makaweng’s equity interest from Xingwen Wang in exchange for shares of FVTI’s common stock. On August 28, 2019, the registration of transferring the 51% of equity interest of Makaweng to QHDX with local government authorities was completed. The control of Makaweng has not been transferred to QHDX as of September 30, 2020.

On June 22, 2020, the Company entered into a sale and purchase agreement along with Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., a company incorporated in China and a wholly-owned subsidiary of FVTI (“QHDX”), to acquire 90% of the shares of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in the PRC, from certain shareholders of Xixingdao in exchange for 4,862,681 shares of the Company’s common stock. The Company obtained the control of Xixingdao and Xixingdao became the Company’s subsidiary on August 31, 2020. As of September 30, 2020, the shares have not been issued.

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

As of September 30, 2020, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of wine	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	No operations	PRC
MKW	August 28, 2019	QHDX	Trading of alcohol	PRC
LJRB	November 16, 2015	MKW	No operation	PRC
Xixingdao	May 31, 2019	QHDX	Drinking water distribution and delivery	PRC

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of September 30, 2020 and 2019, the Company reported net losses of $281,542 and $321,839, respectively. As of September 30, 2020, the Company had working capital deficit of approximately $10,845,630. In addition, the Company had net cash outflows of $363,601 from operating activities during the nine months ended September 30, 2020. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

The Company relies on related parties to provide financing and management services at cost that may not be the prevailing market rate for such services.

If the Company is not able to generate positive operating cash flows, raise additional capital, and retain the services of certain related parties, it may become insolvent.

NOTE 4 - ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Gross accounts and other receivables	$121,316	$146
Less: Allowance for doubtful accounts	-	-
	$121,316	$146

NOTE 5 – INVENTORIES

Inventories consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Finished goods	$121,306	$28,502

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
At Cost:
Equipment	$64,804	$61,510
Improvements	53,558	-
	118,362	61,510
Less: Accumulated depreciation	(67,366)	(52,899)
	$50,996	$8,611

NOTE 7 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	September 30, 2020	December 31, 2019
At Cost:
Distributor channel	$3,165,208	$-
Less: Accumulated depreciation	(64,162)	-
	$3,101,046	$-

Amortization expense for the nine months ended September 30, 2020 and 2019 was $64,162 and $0, respectively, included in cost of revenues.

As of September 30, 2020, the future estimated amortization costs for distribution channel are as follows:

2020 (remaining of the year)	$197,939
2021	791,756
2022	791,756
2023	791,756
2024	527,839
Total	$3,101,046

NOTE 8 – BUSINESS COMBINATION AND GOODWILL

On August 31, 2020, FVTI completed the acquisition of 90% equity interest of Xixingdao. The Company aimed to enter the service of drinking water distribution and delivery market in Dongguan City, Guangdong Province through this acquisition. The purchase consideration is $9,773,989, consists of 4,862,681 shares of the Company’s common stock, which have not been issued. The Company accounted for the acquisition using the purchase method of accounting for business combination under ASC 805. The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities based on their estimated fair values as of the acquisition date.

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

The purchase price was allocated on the acquisition date of Xixingdao as follows:

Account and other receivables	$305,866
Inventories	79,332
Other net assets	(12,884)
Distribution channel	3,145,260
Due to related parties	(135,080)
Noncontrolling interest	(549,033)
Goodwill	6,940,530
Total	$9,773,991

The results of operations, financial position, and cash flows of Xixingdao have been included in the Company’s consolidated financial statements since the date of acquisition. Goodwill arising from this business combination is not tax deductible.

The following unaudited pro forma information presents the combined results of operations for the nine months ended September 30, 2020 and 2019 as if the acquisition of Xixingdao had occurred as of January 1, 2020 and May 31, 2019, the inception date of Xixingdao. These unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Company consummated the acquisition on January 1, 2020 or May 31, 2019, nor are they indicative of future results of operations:

	For nine months ended September 30, 2020	For nine months ended September30, 2019
Pro forma net revenues	$889,983	$201,535
Pro forma net loss	109,971	337,155
Pro forma net loss attributable to Fortune Valley Treasures, Inc.	110,036	335,623

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on December 31, of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist.

NOTE 9 – LONG TERM BORROWINGS

In August 2020, the Company entered in long term line of credit with China Construction Bank-Dongguan City Branch for an aggregate of RMB910,000 (approximately $138,656) for working capital purposes. The line of credit comes due on July 21, 2023. It carries a variable interest rate of the Chinese Loan Prime Rate plus 40 basis points. The loan is unsecured. As of September 30, 2020, the Company had drawn $99,981 (RMB 680,000) against the line.

NOTE 10 - INCOME TAXES

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

The following table provides the reconciliation of differences between statutory and effective tax expenses for nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Loss attributed to PRC operations	$(96,902)	$(145,784)
Loss attributed to Seychelles and Hong Kong	1,066	(208)
Loss attributed to U.S.	(182,291)	(175,763)
Loss before tax	(278,127)	(321,755)

PRC statutory tax at 25% rate	(69,532)	(80,439)
Effect of Seychelles, PRC, Hong Kong, deductions and other reconciling items	66,117	80,523
Income tax	$3,415	$84

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
U.S. federal statutory income tax rate	21.0%	21.0%
Higher rates in PRC, net	4.0%	4.0%
Effect of reconciling items	(26.2%)	(25.0%)
The Company’s effective tax rate	(1.2%)	0.0%

NOTE 11 - RELATED PARTY TRANSACTIONS

Amounts due from related parties as of September 30, 2020 and December 31, 2019 are as follow:

	Relationship with the Company	September 30, 2020	December 31, 2019

Mr. Naiyong Luo	Director of DIGLS	$3,727	$-
Ms. Lihua Li	Mr. Yumin Lin’s wife	8,204	-
		$11,931	$-

Amounts due to related parties as of September 30, 2020 and December 31, 2019 are as follow:

	Relationship with the Company	September 30, 2020	December 31, 2019

Mr. Yumin Lin	Chairman, Chief Executive Officer, President and Secretary	$840,942	$791,576
Ms. Qingmei Lin	Mr. Yumin Lin’s wife	9,263	17,201
Mr. Yuwen Li	Vice President	103,287	-
Hua Hui (Shenzhen) Education Management Ltd.	Mr. Hongwei Ye, manager of a subsidiary, is the supervisor of Hua Hui (Shenzhen) Education Management Ltd.	197,934	-
Mr. Xingwen Wang	Manager of a subsidiary	1,429	-
Shenzhen Daxinghuashang Industry Group Co., Ltd.	Mr. Yumin Lin is the supervisor of Shenzhen Daxinghuashang Industry Group Co., Ltd.	22,127	-
		$1,174,982	$808,777

Due from related parties mainly consists of funds advanced to related parties as to pay off the Company’s expenses. The balance is unsecured, non-interest bearing.

Due to related parties mainly consists of borrowings for working capital purpose, the balance is unsecured, non-interest bearing. The balance with Hua Hui (Shenzhen) Education Management Ltd. bears interest at the rate of 0.7% per month.

In addition, during the nine months ended September 30, 2020, these related parties paid expenses on the Company’s behalf in an amount of $277,081.

NOTE 12 – LEASE COMMITMENTS

The Company has six operating leases for five office spaces, and one warehouse in PRC with remaining lease terms of 13 months to 79 months.

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

The components of lease expense and supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s consolidated statements of operations)	For the nine months ended September 30, 2020

Related parties	$85,212
Non-related parties	2,139
Total	$87,351

Other information for the nine months ended	September 30, 2020
Cash paid for amounts included in the measurement of lease obligations	$11,152
Weighted average remaining lease term (in years)	3.91
Weighted average discount rate	3.23%

Maturities of the Company’s lease obligations as of September 30, 2020 are as follows:

2020	$93,641
2021	96,970
2022	46,244
2023	24,207
2024	17,644
Thereafter:	41,169
Total lease payment	319,875
Less: Imputed interest	(15,082)
Operating lease obligations	$304,793

NOTE 13 - RISKS

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

NOTE 14 – RESTATEMENT

Our interim financial statements for the nine months ended September 30, 2020, as previously filed with the SEC on November 23, 2020, have been restated. The previously filed financial statements did not reflect the acquisition of Xixingdao, completed on August 31, 2020 and the results of Xixingdao from the effective date of acquisition. The impact of this restatement on the Company’s Condensed Consolidated Balance Sheet, Statements of Operations and Comprehensive Loss, and Statement of Cash Flows is reflected in the tables below:

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited）

	Previously filed September 30,		Restated September 30,
	2020	Adjustment	2020

Assets
Current assets
Cash and cash equivalents	$14,194	$8,903	$23,097
Accounts and other receivables, net	80,371	40,945	121,316
Inventories	50,787	70,519	121,306
Prepayments and other current assets	116,628	30,049	146,677
Due from related parties	8,066	3,865	11,931
Total current assets	270,046	154,281	424,327

Non-current assets
Property and equipment, net	48,442	2,554	50,996
Operating lease right of use asset	-	68,684	68,684
Operating lease right of use asset, related parties	101,710	68,218	169,928
Deposits paid	-	283,491	283,491
Intangible assets, net	-	3,101,046	3,101,046
Goodwill	-	6,988,560	6,988,560
Total Assets	$420,198	$10,666,834	$11,087,032

Liabilities
Current liabilities
Accounts payable	$-	$-	$-
Unearned revenues	8,629	(131)	8,498
Operating lease obligation - current	-	31,762	31,762
Operating lease obligation, related parties - current	14,419	120,775	135,194
Accounts, taxes, other payables, and accruals	87,223	58,309	145,532
Short term borrowings	197,934	(197,934)	-
Due to related parties	878,100	296,882	1,174,982
Common stock payable	-	9,773,989	9,773,989
Total current liabilities	1,186,305	10,083,652	11,269,957

Non-current liabilities
Operating lease obligation - non-current	-	39,738	39,738
Operating lease obligation, related parties - non-current	89,856	8,243	98,099
Long term borrowings	99,981	-	99,981
Total liabilities	1,376,142	10,131,633	11,507,775

Stockholders’ Deficit
Common stock (3,000,000,000 shares authorized, 307,750,100 issued and outstanding at September 30, 2020 and December 31, 2019)	307,750	-	307,750
Additional paid in capital	-	-	-
Accumulated deficit	(1,271,910)	(78,298)	(1,350,208)
Accumulated other comprehensive income	7,285	65,185	72,470
Total Stockholders’ Deficit	(956,875)	(13,113)	(969,988)
Non-controlling interest	931	548,314	549,245
Total Deficit	(955,944)	535,201	(420,743)

Total Liabilities and Stockholders’ Deficit	$420,198	$10,666,834	$11,087,032

CONDENSED CONSOLDIATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited）

For Three Months Ended September 30, 2020

	Previously filed Three months ended September 30,		Restated Three months ended September 30,
	2020	Adjustment	2020

Revenue from third parties	$156,340	$125,263	$281,603
Revenue from related parties	-	1,957	1,957
	156,340	127,220	283,560

Cost of revenues	118,454	127,050	245,504
Gross profit	37,886	170	38,056

Operating expenses
Selling and distribution expenses	-	1,530	1,530
General and administrative expenses	102,112	81,459	183,571

Operating loss	(64,226)	(82,819)	(147,045)

Other income (expenses):
Other income (expenses)	71,841	6,684	78,525
Interest income	16	-	16
Interest expense	(5,206)	(15)	(5,221)
Other income (expenses), net	66,651	6,669	73,320

Income (loss) before income tax	2,425	(76,150)	(73,725)

Income tax	-	3,415	3,415

Net income (loss)	$2,425	$(79,565)	$(77,140)
Less: Net income (loss) attributable to non-controlling interest	(1,251)	(1,267)	(2,518)
Net income (loss) attributable to Fortune Valley Treasures, Inc.	3,676	(78,298)	(74,622)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(15,788)	65,733	49,945

Comprehensive loss	(15,788)	(11,407)	(27,195)
Less: Comprehensive loss attributable to non-controlling interest	(1,145)	(719)	(1,864)
Comprehensive loss attributable to Fortune Valley Treasures, Inc.	$(13,363)	$(11,968)	$(25,331)

Loss per share
Basic and diluted loss per share	$(0.00)	$-	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,000	100	307,750,100

For Nine Months Ended September 30, 2020

	Previously filed Nine months		Restated Nine months
	ended		ended
	September 30,		September 30,
	2020	Adjustment	2020

Revenue from third parties	$247,567	$125,263	$372,830
Revenue from related parties	-	1,957	1,957
	247,567	127,220	374,787

Cost of revenues	172,797	127,050	299,847
Gross profit	74,770	170	74,940

Operating expenses
Selling and distribution expenses	-	1,530	1,530
General and administrative expenses	340,604	81,459	422,063

Operating loss	(265,834)	(82,819)	(348,653)

Other income (expenses):
Other income (expenses)	73,947	6,684	80,631
Interest income	96	-	96
Interest expense	(10,186)	(15)	(10,201)
Other income (expenses), net	63,857	6,669	70,526

Loss before income tax	(201,977)	(76,150)	(278,127)

Income tax expense	-	3,415	3,415

Net loss	$(201,977)	$(79,565)	$(281,542)
Less: Net loss attributable to non-controlling interest	(15,920)	(1,237)	(17,187)
Net loss attributable to Fortune Valley Treasures, Inc.	(186,057)	(78,328)	(264,355)

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(10,505)	65,733	55,228

Comprehensive loss:	(212,482)	(13,832)	(226,314)
Less: Comprehensive loss attributable to non-controlling interest	(16,111)	(719)	(16,830)
Comprehensive loss attributable to Fortune Valley Treasures, Inc.	$(196,371)	$(13,113)	$(209,484)
Loss per share
Basic and diluted loss per share	$(0.00)	-	$(0.00)
Basic and diluted weighted average shares outstanding	307,750,000	100	307,750,100

CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Previously filed Nine months ended		Restated Nine months ended
	September 30,		September 30,
	2020	Adjustment	2020
Cash flows from operating activities
Net loss	$(201,977)	$(79,565)	$(281,542)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation of fixed assets	23,293	55,336	78,629
Non-cash lease expense	-	87,351	87,351
Changes in operating assets and liabilities
Accounts and other receivables	(69,620)	(51,550)	(121,170)
Inventories	(20,958)	(71,846)	(92,804)
Prepayments and other current assets	(106,539)	(32,953)	(139,492)
Accounts and other payables	40,174	80,996	121,170
Lease liabilities	-	(15,743)	(15,743)
Net cash used in operating activities	(335,627)	(27,974)	(363,601)

Cash flows from investing activities
Advance to related parties	-	(12,099)	(12,099)
Repayment from related parties	-	168	168
Proceeds from acquisition of subsidiary	-	7,672	7,672
Purchase of property and equipment	(50,543)	(6,309)	(56,852)
Net cash used in investing activities	(50,543)	(10,568)	(61,111)

Cash flows from financing activities
Capital injections from owners	17,157	(17,157)	-
Proceeds from short term borrowings	192,477	(192,477)	-
Borrowings from related parties	55,074	506,033	561,107
Repayment to related parties	-	(194,902)	(194,902)
Proceeds from long term bank borrowings, net	97,225	2,756	99,981
Net cash provided by financing activities	361,933	104,253	466,186

Effect of foreign currency translation on cash and cash equivalents	294	(56,808)	(56,514)

Net (decrease)/increase of cash and cash equivalents	(23,943)	8,903	(15,040)

Cash and cash equivalents-beginning of period	38,137	-	38,137

Cash and cash equivalents-end of period	$14,194	$8,903	$23,097

Supplementary cash flow information:
Interest received	$96	$-	$96
Interest paid	$10,186	$15	$10,201
Income tax paid	$-	$-	$-

Non-cash investing and financing activities:
Expense paid by related parties	$-	$277,081	$277,081
Shares payable for acquisition of subsidiary	$-	$9,773,989	$9,773,989
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$-	$172,022	$172,022

NOTE 15 - SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change
	(Restated)
Revenue	$283,560	$95,578	$187,982
Cost of revenue	(245,504)	(75,795)	(169,709)
Gross profit	38,056	19,783	18,273
Gross profit (%)	13%	21%	92%

Operating expense	(185,101)	(98,483)	(86,618)
Other income (expense)	78,525	(87)	78,612
Interest income (loss)	16	44	(28)
Interest expense	(5,221)	(100)	(5,121)
Provision for income taxes	(3,415)	-	(3,415)
Net loss	(77,140)	(78,843)	1,703
Net loss attributable to non-controlling interest	(2,518)	-	(2,518)
Net loss attributable to Fortune Valley Treasures, Inc	$(74,622)	$(78,843)	$4,221

Revenue

Revenue was $283,560 for three months ended September 30, 2020, reflecting an increase of $187,982 from $95,578 for the three months ended September 30, 2019. The reason for the increase was that the Company made sales to a handful of new customers which increased our sales volume and the acquisition of Xixingdao.

Cost of revenue

Cost of revenue was $245,504 for the three months ended September 30, 2020, reflecting an increase of $169,709 from $75,795 for the three months ended September 30, 2019. The increase was due to the increase in sales volume and the acquisition of Xixingdao.

Gross profit

Gross profit was $38,056 and $19,783 for the three months ended September 30, 2020 and 2019, respectively, reflecting an increase of $18,273. Gross profit margin decreased to 13% for the three months ended September 30, 2020 from 21% for the corresponding period in 2019. The increase in gross profit was primarily attributable to the increase in revenue as a result of sales to new customers and existing customers’ revenge spending since the business reopening after the COVID-19 lockdown and the significant increase in gross profit margin. The decrease in gross profit margin was primarily due to the decrease in cost per unit resulting from procurement of larger quantities of supplies.

Operating expense

Operating expense was $185,101 for the three months ended September 30, 2020, reflecting an increase of $86,618 from $98,483 for the three months ended September 30, 2019. The increase was due to an increase in professional service fees and the amortization of intangible asset.

Net loss

For the three months ended September 30, 2020, net loss was $77,140 compared to net loss of $78,843 for the three months ended September 30, 2019.

Net loss attributable to noncontrolling interest

For the three months ended September 30, 2020, the Company recorded net loss attributable to noncontrolling interest of $2,518 compared to net loss attributable to noncontrolling interest of $0 for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change
	(Restated)
Revenue	$374,787	$179,534	$195,253
Cost of revenue	(299,847)	(137,470)	(162,377)
Gross profit	74,940	42,064	32,876
Gross profit (%)	20%	23%	78%

Operating expense	(423,593)	(366,050)	(57,543)
Other income(expense)	80,631	2,417	78,214
Interest income	96	185	(89)
Interest expense	(10,201)	(371)	(9,830)
Provision for income taxes	(3,415)	(84)	(3,331)
Net loss	(281,542)	(321,839)	40,297
Net loss attributable to noncontrolling interest	(17,187)	-	(17,187)
Net loss attributable to Fortune Valley Treasures, Inc	$(264,355)	$(321,839)	$57,484

Revenue

Net revenue was $374,787 for nine months ended September 30, 2020, reflecting an increase of $195,253 from $179,534 for the nine months ended September 30, 2019. The reason for the increase in revenue was that the Company made sales of a handful of new customers that led to increased sales volume and the acquisition of Xixingdao.

Cost of revenue

Cost of revenue was $299,847 for the nine months ended September 30, 2020, reflecting an increase of $162,377 from $137,470 for the nine months ended September 30, 2019. The increase was due to an increase in sales volume and the acquisition of Xixingdao.

Gross profit

Gross profit was $74,940 and $42,064 for the nine months ended September 30, 2020 and 2019, respectively. Gross profit margin decreased to 20% for the nine months ended September 30, 2020 from 23% for the corresponding period in 2019. The decrease in gross profit was attributable to the increase in cost of revenue and gross profit margin.

Operating expense

Operating expense was $423,593 for the nine months ended September 30, 2020, reflecting an increase of $57,543 from $366,050 for the nine months ended September 30, 2019. The increase was primarily due to increases in salaries, marketing and general and administrative costs related to mergers and the amortization of intangible asset, as a result of the Company’s limited business activities due to the COVID-19 pandemic.

Net loss

For the nine months ended September 30, 2020, net loss was $281,542 compared to net loss of $321,839 for the nine months ended September 30, 2019.

Net loss attributable to noncontrolling interest

For the nine months ended September 30, 2020, the Company recorded net loss attributable to noncontrolling interest of $17,187 compared to net loss attributable to noncontrolling interest of $0 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Working Capital

	September 30, 2020	December 31, 2019	Change
	(Restated)
Total current assets	$424,327	$73,970	$350,357
Total current liabilities	11,269,957	855,352	10,414,605
Working capital deficit	$(10,845,630)	$(781,382)	$(10,064,248)

As of September 30, 2020, we had cash and cash equivalents in an amount of $23,097. We have financed our operations primarily though borrowings from related parties. The decrease in working capital deficit was primarily due to a decrease in losses from operations and net cash used in operating activities.

Cash Flows

	Nine Months Ended September 30,
	2020	2019	Change
	(Restated)
Cash Flows Used in Operating Activities	$(363,601)	$(205,921)	$(157,680)
Cash Flows Used in Investing Activities	(61,111)	-	(61,111)
Cash Flows Provided by Financing Activities	466,186	215,027	251,159
Effect of change rate changes in cash and cash equivalent	(56,514)	(899)	(55,615)
Net (Decrease)/Increase in Cash During Period	$(15,040)	$8,207	$(23,247)

Cash Flow from Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $363,601, which represents a $157,680 increase compared to $205,921 net cash used in operating activities for the nine months ended September 30, 2019. The change was primarily due to an increase in accounts payables of $87,045 and amortization of intangible assets of $64,162.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $61,111 as compared to $0 for the nine months ended September 30, 2019. The increase in net cash used in investing activities was mainly due to certain office renovation and improvements, advanced to related parties.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $466,186 as compared to $215,027 for the nine months ended September 30, 2019. The increase in net cash provided by financing activities was mainly due to an increase in advanced from related parties and long term bank borrowings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The exhibits listed on the Exhibit Index are provided as part of this report.

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on December 5, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortune Valley Treasures, Inc.

Date: November 15, 2021

	By:	/s/ Yumin Lin
	Name:	Yumin Lin
	Title:	Chief Executive Officer, President and Secretary
(Principal Executive Officer)

	By:	/s/ Kaihong Lin
	Name:	Kaihong Lin
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

