Form 10-Q
period 2021-09-30
Fortune Valley Treasures, Inc.
filed 2021-11-15
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-38308

Fortune Valley Treasures, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B1601 Dongfang Yinxiang Building,

No. 139 Liansheng Road, Humen Town

Dongguan, Guangdong, China 523000

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

Yes ☐ No ☒

As of November 15, 2021, there were 15,655,038 shares, par value $0.001, of the registrant’s common stock outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	3

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II	OTHER INFORMATION	21

ITEM 1	LEGAL PROCEEDINGS	21

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4	MINE SAFETY DISCLOSURES	21

ITEM 5	OTHER INFORMATION	21

ITEM 6	EXHIBITS	21

SIGNATURES		22

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$150,189	$249,837
Accounts receivable	2,003,170	2,468,038
Inventories	353,549	144,565
Prepayments and other current assets	2,352,728	383,808
Due from related parties	27,025	984,806
Total current assets	4,886,661	4,231,054

Non-current assets
Deposits paid	1,883,447	671,921
Property and equipment, net	149,213	47,815
Operating lease right-of-use assets	400,415	153,251
Operating lease right-of-use assets, related parties	100,991	160,013
Intangible assets, net	2,444,493	3,028,490
Goodwill	1,386,323	1,368,915
Total Assets	$11,251,543	$9,661,459

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations – current	$134,589	$67,915
Operating lease obligations, related parties - current	25,304	160,238
Accounts payable	321,528	251,541
Accrued liabilities	121,451	277,531
Income tax payable	222,183	321,670
Customer advances	538,829	580,151
Due to related parties	744,231	337,400
Total current liabilities	2,108,115	1,996,446

Non-current liabilities
Operating lease obligations – non-current	258,580	85,764
Operating lease obligations, related parties – non-current	81,304	93,332
Bank and other borrowings	224,259	254,266
Total Liabilities	2,672,258	2,429,808

Stockholders’ Equity
Common stock (150,000,000 shares authorized, 15,655,038 issued and outstanding as of September 30, 2021 and December 31, 2020)*	15,655	15,655
Additional paid in capital*	11,061,233	11,061,233
Accumulated deficit	(3,231,700)	(4,341,417)
Accumulated other comprehensive income	394,351	300,265
Total Fortune Valley Treasures, Inc. stockholders’ equity	8,239,539	7,035,736
Noncontrolling interests	339,746	195,915
Total Stockholders’ Equity	8,579,285	7,231,651

Total Liabilities and Stockholders’ Equity	$11,251,543	$9,661,459

*	Given effect of the Reverse Stock Split, see Note 10.

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
		(Restated)		(Restated)
Revenues from related parties	$782	$1,957	$13,046	$1,957
Revenues from third parties	2,004,608	281,603	5,461,848	372,830
Net Revenues	2,005,390	283,560	5,474,894	374,787

Cost of revenues	875,418	245,504	2,402,685	299,847
Gross profit	1,129,972	38,056	3,072,209	74,940

Other operating income	-	-	166	-

Operating expenses:
Selling and distribution expenses	21,964	1,530	69,122	1,530
General and administrative expenses	499,928	183,571	1,431,377	422,063

Operating income (loss)	608,080	(147,045)	1,571,876	(348,653)

Other income (expense):
Other income	2,309	78,525	2,429	80,631
Interest income	203	16	851	96
Interest expense	(4,327)	(5,221)	(13,814)	(10,201)
Other income (expense), net	(1,815)	73,320	(10,534)	70,526

Income (loss) before income tax	606,265	(73,725)	1,561,342	(278,127)

Income tax expense	156,402	3,415	319,024	3,415

Net income (loss)	$449,863	$(77,140)	$1,242,318	$(281,542)
Less: Net income (loss) attributable to noncontrolling interests	59,875	(2,518)	132,601	(17,187)
Net income (loss) attributable to Fortune Valley Treasures, Inc.	389,988	(74,622)	1,109,717	(264,355)

Other comprehensive income:
Foreign currency translation gain	23,945	49,945	105,316	55,228

Total comprehensive income (loss)	473,808	(27,195)	1,347,634	(226,314)
Less: comprehensive income (loss) attributable to noncontrolling interests	63,637	(1,864)	143,831	(16,830)
Comprehensive income (loss) attributable to Fortune Valley Treasures, Inc.	$410,171	$(25,331)	$1,203,803	$(209,484)

Earnings (loss) per share
Basic and diluted earnings (loss) per share*	$0.03	$(0.01)	$0.08	$(0.02)
Basic and diluted weighted average shares outstanding*	15,655,038	15,387,632	15,655,038	15,387,632

*	Given effect of the Reverse Stock Split, See Note 10.

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common Stock*		Additional	Accumulated Other		Non	Total
	Number of shares	Amount	Paid-in Capital*	Comprehensive Income	Accumulated Deficit	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2020*	15,655,038	$15,655	$11,061,233	$300,265	$(4,341,417)	$195,915	$7,231,651
Net income	-	-	-	-	305,254	30,320	335,574
Foreign currency translation adjustment	-	-	-	(6,067)	-	(603)	(6,670)
Balance as of March 31, 2021*	15,655,038	$15,655	$11,061,233	$294,198	$(4,036,163)	$225,632	$7,560,555
Net income	-	-	-	-	414,475	42,406	456,881
Foreign currency translation adjustment	-	-	-	79,970	-	8,071	88,041
Balance as of June 30, 2021*	15,655,038	$15,655	$11,061,233	$374,168	$(3,621,688)	$276,109	$8,105,477
Net income	-	-	-	-	389,988	59,875	449,863
Foreign currency translation adjustment	-	-	-	20,183	-	3,762	23,945
Balance as of September 30, 2021*	15,655,038	$15,655	$11,061,233	$394,351	$(3,231,700)	$339,746	$8,579,285

*	Given effect of the Reverse Stock Split, see Note 10.

	Common Stock*		Additional	Accumulated Other		Non	Total
	Number of shares	Amount	Paid-in Capital*	Comprehensive Income	Accumulated Deficit	controlling Interests	Stockholders’ Deficit
Balance as of December 31, 2019*	15,387,632	$15,388	$292,362	$17,599	$(1,085,853)	$-	$(760,504)
Net loss	-	-	-	-	(102,568)	-	(102,568)
Foreign currency translation adjustment	-	-	-	7,218	-	-	7,218
Balance as of March 31, 2020*	15,387,632	$15,388	$292,362	$24,817	$(1,188,421)	$-	$(855,854)
Noncontrolling interests arising from acquisition of subsidiary	-	-	-	-	-	17,042	17,042
Net loss	-	-	-	-	(87,165)	(14,669)	(101,834)
Foreign currency translation adjustment	-	-	-	(1,638)	-	(297)	(1,935)
Balance as of June 30, 2020*	15,387,632	$15,388	$292,362	$23,179	$(1,275,586)	$2,076	$(942,581)
Noncontrolling interests arising from acquisition of subsidiary (Restated)	-	-	-	-	-	549,033	549,033
Net loss (Restated)	-	-	-	-	(74,622)	(2,518)	(77,140)
Foreign currency translation adjustment (Restated)	-	-	-	49,291	-	654	49,945
Balance as of September 30, 2020* (Restated)	15,387,632	$15,388	$292,362	$72,470	$(1,350,208)	$549,245	$(420,743)

*	Given effect of the Reverse Stock Split, see Note 10.

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Nine months ended September 30,
	2021	2020
		(Restated)
Cash flows from operating activities
Net income (loss)	$1,242,318	$(281,542)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	638,099	78,629
Non-cash lease expense	83,211	87,351
Changes in operating assets and liabilities
Accounts receivable	494,352	(121,170)
Inventories	(206,348)	(92,804)
Prepayments and other current assets	(1,956,481)	(139,492)
Deposits paid	(1,198,351)	-
Accounts payable	66,530	87,045
Customer advances	(48,514)	8,498
Accrued liabilities	373,916	25,627
Income tax payable	(103,180)	-
Operating lease obligations	(97,752)	(15,743)
Net cash used in operating activities	(712,200)	(363,601)

Cash flows from investing activities
Repayment of advance to related parties	3,642,059	168
Advance to related parties	(3,136,194)	(12,099)
Purchase of intangible asset	(23,488)	-
Purchase of property and equipment	(119,446)	(56,852)
Proceeds from acquisition of subsidiary	-	7,672
Net cash provided by (used in) investing activities	362,931	(61,111)

Cash flows from financing activities
Borrowings from related parties	1,867,770	561,107
Borrowings from and repayments to bank loans, net	(33,112)	99,981
Repayments to related parties	(1,622,380)	(194,902)
Net cash provided by financing activities	212,278	466,186

Effect of exchange rate changes on cash and cash equivalents	37,343	(56,514)
Net changes in cash and cash equivalents	(99,648)	(15,040)
Cash and cash equivalents–beginning of the period	249,837	38,137

Cash and cash equivalents–end of the period	$150,189	$23,097

Supplementary cash flow information:
Interest paid	$13,814	$10,201
Income taxes paid	$446,755	$-

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$532,912	$277,081
Remeasurement of operating lease obligation and right-of-use asset due to lease termination	$40,888	$-
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$307,550	$172,022
Shares payable for acquisition of subsidiary	$-	$9,773,989

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

On June 22, 2020, the Company entered into a sale and purchase agreement along with Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., a company incorporated in China and a wholly-owned subsidiary of FVTI (“QHDX”), to acquire 90% of the shares of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in the PRC, from certain shareholders of Xixingdao in exchange for 243,134 shares (given effect of the Reverse Stock Split, see Note 10) of the Company’s common stock. The Company obtained the control of Xixingdao and Xixingdao became the Company’s subsidiary on August 31, 2020. The shares were issued on December 28, 2020.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of December 31, 2020 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on April 26, 2021 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

The accompanying financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. Although the Company has generated a negative operating cash flow of $712,200 during the nine months ended September 30, 2021, it has reported a net income of $1,242,318. In addition, as of September 30, 2021, the Company had a working capital of $2,778,546. The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statements for the year ended December 31, 2020 a substantial doubt about the Company’s ability to continue as a going concern. Based on the Company’s effort in improving its operations and the significant working capital increase as of September 30, 2021, the management believes that the substantial doubt has been alleviated.

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

As of September 30, 2021, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYDL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Sheng Drinking Water Company Ltd (“FSWL”)	March 29, 2021	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jia Drinking Water Company Ltd (“FJWL”)	March 29, 2021	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xi Drinking Water Company Ltd (“FXWL”)	March 17, 2021	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Li Trading Ltd (“FLTL”)	September 10, 2021	Xixingdao	Trading of food, domestic appliance, plastic products	PRC
Shenzhen Fu Jin Trading Technology Company Ltd (“FJSTL”)	June 7, 2021	Xixingdao	Trading of primary agricultural products, household appliances and plastic products; and Software technology development	PRC
Guangdong Fu Gu Supply Chain Group Ltd (“FGGC”)	September 13, 2021	QHDX	Providing supply chain management service, and trading of food, domestic appliance, and plastic products	PRC

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2021	2020
Period-end RMB:US$1 exchange rate	0.15512	0.14703
Period-average RMB:US$1 exchange rate	0.15452	0.14298

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

The Company did not recognize any impairment of long-lived assets during the nine months ended September 30, 2021 and 2020.

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

During the nine months ended September 30, 2021, the Company did not record any impairment of goodwill.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales of wine	$639,635	$156,340	$2,036,423	$247,567
Sales of water	1,099,586	127,220	2,827,732	127,220
Sales of oil	14	-	217,131	-
Others	266,155	-	393,608	-
Total	$2,005,390	$283,560	$5,474,894	$374,787

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of September 30, 2021 and December 31, 2020, the Company had customer advances of $538,829 and $580,151, respectively. During the nine months ended September 30, 2021, the Company recognized $353,033 of customer advances in the opening balance.

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

NOTE 2 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accounts receivable	$2,003,170	$2,468,038
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$2,003,170	$2,468,038

NOTE 3 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Prepayments	$2,345,959	$376,746
Other current assets	6,769	7,062
Total prepayments and other receivables	$2,352,728	$383,808

As of September 30, 2021 and December 31, 2020, the balance of $2,345,959 and $376,746, respectively, represented the advanced payments to suppliers.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Office equipment	$113,558	$69,158
Leasehold improvement	125,161	54,146
Property and equipment	238,719	123,304
Less: Accumulated depreciation	(89,506)	(75,489)
Property and equipment, net	$149,213	$47,815

Depreciation expense, which was included in general and administrative expenses, for the nine months ended September 30, 2021 and 2020 was $14,017 and $14,467, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	September 30, 2021	December 31, 2020
Distributor channel	$3,181,312	$3,299,329
Other	8,138	4,105
Total intangible assets	3,189,450	3,303,434
Less: Accumulated amortization	(744,957)	(274,944)
Total	$2,444,493	$3,028,490

Amortization expense for the nine months ended September 30, 2021 and 2020 was $624,082 and $64,162, respectively, included in cost of revenues.

Other intangible assets mainly consist of internal-used software under development, which is not yet ready for use.

As of September 30, 2021, the future estimated amortization costs for distribution channel are as follows:

2021 (remaining)	$208,830
2022	835,321
2023	835,321
2024	556,883
Thereafter	-
Total	$2,436,355

NOTE 6- RELATED PARTY TRANSACTIONS

Amounts due from related parties as of September 30, 2021 and December 31, 2020 were as follows:

		September 30, 2021	December 31, 2020
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$-	$45,662
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	204	215,973
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	-	360,273
Mr. Huagen Li	Manager of a subsidiary	-	123,456
Mr. Zhipeng Zuo	Manager of a subsidiary	-	133,658
Mr. Deqin Ke	Manager of a subsidiary	26,765	-
Ms. Shuqin Chen	Manager of a subsidiary	-	105,784
Mr. Hongwei Ye	Manager of a subsidiary	56
		$27,025	$984,806

Amounts due to related parties as of September 30, 2021 and December 31, 2020 were as follows:

		September 30, 2021	December 31, 2020
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$153,587	$-
Ms. Huagen Li	Manager of a subsidiary	2,482	-
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	1,141	-
Mr. Yuwen Li	Vice President	295,331	292,024
Ms. Lihua Li	Mr. Yuwen Li’s wife	-	677
Mr. Zihao Ye	Manager of a subsidiary	-	12,958
Mr. Zhipeng Zuo	Manager of a subsidiary	3,878	-
Mr. Weihua Zuo	Manager of a subsidiary	-	2,298
Mr. Deqin Ke	Manager of a subsidiary	-	9,274
Ms. Shuqin Chen	Manager of a subsidiary	4,956	-
Ms. Xiuyun Wang	Manager of a subsidiary	5,935	1,483
Mr. Shengpin Liu	Manager of a subsidiary	-	306
Mr. Aisheng Zhang	Manager of a subsidiary	11,944	3,063
Mr. Zhihua Liao	Manager of a subsidiary	4,654	12,254
Mr. Meng Xue	Manager of a subsidiary	776	-
Mr. Minghua Cheng	Director	155,120	-
Mr. Anping Chen	Manager of a subsidiary	3,878	-
Ms. Chunxiang Zhang	Manager of a subsidiary	6,205	-
Mr. Youliang Ma	Manager of a subsidiary	1,551	-
Shenzhen DaXingHuaShang Industry Development Ltd.	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	92,793	3,063
		$744,231	$337,400

Revenues generated from related parties during the nine months ended September 30, 2021 and 2020 were as follows:

		For the nine months ended September 30,
		2021	2020
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$391	$-
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	302	327
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	52	42
Mr. Naiyong Luo	Manager of a subsidiary	5,742	-
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	6,451	823
Mr. Zihao Ye	Manager of a subsidiary	108	-
Mr. Yuwen Li	Vice President	-	765
		$13,046	$1,957

Due from related parties mainly consists of funds advanced to related parties as borrowings or funds advanced to pay off the Company’s expenses. The balances are unsecured, non-interest bearing. During the nine months ended September 30, 2021 and 2020, the Company advanced $3,136,194 and $12,099 to its related parties, and collected $3,642,059 and $168 repayments, respectively.

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2021 and 2020, the Company borrowed $1,867,770 and $561,107 from its related parties, and repaid $1,622,380 and $194,902, respectively.

In addition, during the nine months ended September 30, 2021 and 2020, the Company’s related parties paid expenses on the Company’s behalf in amounts of $532,912 and $277,081, respectively.

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the nine months ended September 30, 2021 and 2020, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the periods reported.

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

The components of the income tax provision are as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Current:
– United States of America	$154,485	$-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	164,539	3,415
Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-
Total	$319,024	$3,415

The effective tax rate was 20.4% and (1.2)% for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 8 - OPERATING LEASES

As of September 30, 2021, the Company has sixteen separate operating lease agreements for three office spaces, one warehouse and twelve stores in PRC with remaining lease terms of from 12 months to 67 months.

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

The Company terminated an operating lease agreement with a subsidiary of Shenzhen DaXingHuaShang Industry Development Ltd., a related party, for the premise in Shenzhen City, PRC on February 28, 2021. The monthly rent expense for this lease was RMB30,000 (approximately $4,349).

The components of lease expense and supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s consolidated statements of operations)	For the nine months ended September 30,
	2021	2020

Related parties	$27,944	$85,212
Non-related parties	79,471	2,139
Total	$107,415	$87,351

Other information for the nine months ended	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease obligations	$101,203	$11,152
Weighted average remaining lease term (in years)	3.92	3.91
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of September 30, 2021 are as follows:

Year ending December 31,
2021 (remaining)	$49,076
2022	159,387
2023	108,676
2024	83,439
2025	81,311
Thereafter	53,523
Total lease payment	535,412
Less: Imputed interest	(35,635)
Operating lease obligations	$499,777

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

In August 2020, the Company obtained a revolving credit line in the principal amount of RMB910,000 (approximately $141,000) from China Construction Bank, which bears interest at the base Loan Prime Rate of 3.85% plus 0.4%. The credit line is guaranteed by Xiulan Zhou, a related party, and pledged by her property. The maturity date is on July 21, 2023.

The balance of the loans borrowed under these credit lines as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Loan from a trust in PRC	$83,100	$114,879
China Construction Bank	141,159	139,387
Total non-current borrowings	$224,259	$254,266

The total interest expense was $13,814 and $10,201 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 10 - SUBSEQUENT EVENTS

During the subsequent period, the Company advanced a total amount of $70,245 to its related parties, and the related parties repaid the amount of $2,620 to the Company. The remaining balance of due from related party as of the filing date was $26,153.

Effective on October 21, 2021, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s authorized shares of common stock became 150,000,000 shares. As of September 30, 2020 and immediately prior to the Reverse Stock Split, there were 313,098,220 shares of common stock issued and outstanding. As a result of the Reverse Stock Split, the Company has 15,655,038 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All share and per share data included within the condensed consolidated financial statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.

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

During the nine months ended September 30, 2021, the Company conducted its business in one revenue stream: product sales – wine, water and oil and other F&B products.

Results of Operations

Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
Revenue	$2,005,390	$283,560	$1,721,830
Cost of revenue	(875,418)	(245,504)	(629,914)
Gross profit	1,129,972	38,056	1,091,916

Operating expense	(521,892)	(185,101)	(336,791)
Other income	2,512	78,541	(76,029)
Other expense	(4,327)	(5,221)	894
Income taxes	(156,402)	(3,415)	(152,987)
Net income (loss)	449,863	(77,140)	527,003
Net income (loss) attributable to noncontrolling interests	59,875	(2,518)	62,393
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$389,988	$(74,622)	$464,610

Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
Revenue	$5,474,894	$374,787	$5,100,107
Cost of revenue	(2,402,685)	(299,847)	(2,102,838)
Gross profit	3,072,209	74,940	2,997,269

Other operating income	166	-	166
Operating expense	(1,500,499)	(423,593)	(1,076,906)
Other income	3,280	80,727	(77,447)
Other expense	(13,814)	(10,201)	(3,613)
Income taxes	(319,024)	(3,415)	(315,609)
Net income (loss)	1,242,318	(281,542)	1,523,860
Net income (loss) attributable to noncontrolling interests	132,601	(17,187)	149,788
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$1,109,717	$(264,355)	$1,374,072

Revenue

Revenue was $2,005,390 for three months ended September 30, 2021, reflecting an increase of $1,721,830, or 607%, from $283,560 for the three months ended September 30, 2020. The reason for the increase was the Company started generating online sales from WeChat Application named Fu Gu Online in April 2021.

Revenue was $5,474,894 for nine months ended September 30, 2021, reflecting an increase of $5,100,107, or 1,361%, from $374,787 for nine months ended September 30, 2020. The reason for the increase was the Company added its water and oil business, which increased our sales volume.

Cost of Revenue

Cost of revenue was $875,418 for the three months ended September 30, 2021, reflecting an increase of $629,914, or 257%, from $245,504 for the three months ended September 30, 2020.

Cost of revenue was $2,402,685 for the nine months ended September 30, 2021, reflecting an increase of $2,102,838, or 701%, from $299,847 for the nine months ended September 30, 2020. The increase in cost of revenue was due to the increase of our revenue.

Gross Profit

Gross profit was $1,129,972 and $38,056 for the three months ended September 30, 2021 and 2020, respectively, reflecting an increase of $1,091,916, or 2,869%.

Gross profit was $3,072,209 and $74,940 for the nine months ended September 30, 2021 and 2020, respectively, reflecting an increase of $2,997,269, or 4,000%. The increase of gross profit was due to the addition of the revenue from our water and oil business, where gross profit was higher.

Operating Expenses

Operating expense was $521,892 for the three months ended September 30, 2021, reflecting an increase of $336,791 or 182%, from $185,101 for the three months ended September 30, 2020.

Operating expense was $1,500,499 for the nine months ended September 30, 2021, reflecting an increase of $1,076,906, or 254%, from $423,593 for the nine months ended September 30, 2020, due to the increase in professional service fees and general administrative costs in connection with the business of bottling and distributing of drinking water in China.

Net Income (loss)

For the three months ended September 30, 2021, net income was $449,863, compared to net loss $77,140 for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, net income was $1,242,318, compared to net loss $281,542 for the nine months ended September 30, 2020. The increase in net income was a result of the factors described above.

Net income (loss) attributable to noncontrolling interests

The Company records net income (loss) attributable to noncontrolling interests in the consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended September 30, 2021 and 2020, the Company recorded net income attributable to a noncontrolling interest of $59,875 and net loss attributable to a noncontrolling interest of $2,518, respectively.

For the nine months ended September 30, 2021 and 2020, the Company recorded net income attributable to a noncontrolling interest of $132,601 and net loss attributable to a noncontrolling interest of $17,187, respectively.

Liquidity and Capital Resources

Working Capital

	September 30,	December 31,
	2021	2020	Change
Total current assets	$4,886,661	$4,231,054	$655,607
Total current liabilities	2,108,115	1,996,446	111,669
Working capital	$2,778,546	$2,234,608	$543,938

As of September 30, 2021, we had working capital of $2,778,546, as compared to working capital of $2,234,608 as of December 31, 2020. We had total current assets of $4,886,661, consisting of cash on hand of $150,189, Inventory of $353,549, prepayments and other current assets of $2,352,728, accounts receivable of $2,003,170 and amount due from related party of $27,025, compared to total current assets of $4,231,054 as of December 31, 2020. The increase was mainly due to the increase in prepayments and other current assets, offset by the decrease in accounts receivable and due from related parties. We had current liabilities of $2,108,115, consisting of accounts payable of $321,528, customer advances $538,829, income tax payable $222,183, due to related parties of $744,231 and accrued liabilities of $121,451.

Although our cash balance at September 30, 2021 decreased to $150,189, as compared to $249,837 at December 31, 2020. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase sufficient working capital and improve liquidity.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2021, the Company had a net income of $1,242,318 and used cash in operations of $712,200 and at September 30, 2021, the Company had a working capital of $2,778,546. The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statement for the year ended December 31, 2020 a substantial doubt about the Company’s ability to continue as a going concern. Based on the Company’s effort in improving its operations and the significant working capital generated as of September 30, 2021, the management believes that the substantial doubt has been alleviated.

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

Cash Flows

	Nine Months Ended September 30,
	2021	2020	Change
Cash Flows used in Operating Activities	$(712,200)	$(363,601)	$(348,599)
Cash Flows provided by (used in) Investing Activities	362,931	(61,111)	424,042
Cash Flows provided by Financing Activities	212,278	466,186	(253,908)
Effect of change rate changes in cash and cash equivalents	37,343	(56,514)	93,857
Net Increase in Cash During the Period	$(99,648)	$(15,040)	$(84,608)

Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $712,200 and $363,601, respectively, reflecting an increase of $348,599. The cash used in operating activities in 2021 was mainly resulted from net income of $1,242,318, depreciation and amortization expense of $638,099, increase in the prepayments to vendors of $1,968,481, increase in deposits paid to vendors of $1,198,351 and decrease in accounts receivable of $494,352.

Cash Flow from Investing Activities

Net cash provided by investing activities was $362,931 for the nine months ended September 30, 2021, compared to net cash used in investing activities of $61,111 for the nine months ended September 30, 2020. The increase in net cash provided by investing activities was mainly due to an increase in repayment from related parties.

Cash Flow from Financing Activities

Net cash provided by financing activities was $212,278 and $466,186 for the nine months ended September 30, 2021 and 2020, respectively. The increase was mainly due to the increase in advances from related parties and offset by repayments to related parties.

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

Related Party Transactions

For the nine months ended September 30, 2021 and 2020, related party revenue totaled $13,046 and $1,957, respectively.

Rental expenses to related parties were $27,944 and $85,212 for the nine months ended September 30, 2021 and 2020, respectively.

Amounts due from related parties were $27,025 and $984,806 as of September 30, 2021 and December 31, 2020, respectively. The amounts due to related parties were $744,231 and $337,400 as of September 30, 2021 and December 31, 2020, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2021, that our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the board of directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and includes those policies and procedures that:

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2021. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of September 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, except that we have remediated one of our material weaknesses by establishing an Audit Committee on October 26, 2021, with an independent director, Anthony S. Chan, qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Exchange Act.

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

Not applicable to a smaller reporting company

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortune Valley Treasures, Inc.

Date: November 15, 2021	By:	/s/ Yumin Lin
Yumin Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Kaihong Lin
Kaihong Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)

