Form 10-K
period 2021-12-31
Fortune Valley Treasures, Inc.
filed 2022-04-01
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 000-55555

FORTUNE VALLEY TREASURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

B1601 Oriental Impression Building 2,

No. 139 Liansheng Road, Humen Town,

Dongguan, Guangdong, China 523900

(Address of principal executive office and zip code)

(86) 769-8572 9133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21.8 million.

As of March 31, 2022, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 15,655,038 shares.

Documents Incorporated by Reference: None.

2

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include, but are not limited to, the following:

●	the availability and adequacy of working capital to meet our requirements;
●	the consummation of any potential acquisitions;
●	actions taken or to be taken by legislative, regulatory, judicial and other governmental authorities in China and the United States;
●	changes in our business strategy or development plans;
●	our ability to continue as a going concern;
●	the availability of additional capital to support capital improvements and development;
●	the impact of the COVID-19 pandemic on our business and operations and our ability to address challenges associated with the COVID-19 pandemic outbreaks in China and around the world;
●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance;
●	other risks identified in this report and in our other filings with the Securities and Exchange Commission (the “SEC”); and
●	the availability of new business opportunities.

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

Disclosures Relating to the Operations of Our PRC Subsidiaries

Fortune Valley Treasures, Inc. (“FVTI” or “FVTI Nevada”) is not an operating company but a holding company incorporated in the State of Nevada. Substantially all of the business operations is conducted in the People’s Republic of China (“PRC” or “China”) by our PRC subsidiaries. None of our PRC subsidiaries operates with a variable interest entity (“VIE”) structure, but Chinese regulatory authorities could disallow our current operating structure, which would likely result in a material change in our operations and/or cause the value of such securities to significantly decline or become worthless. See “Risk Factors — If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, Chinese regulatory authorities could disallow our current operating structure, which would likely result in a material change in our operations and/or cause the value of such securities to significantly decline or become worthless”; “Risk Factors — The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or cause the value of our securities to significantly decline or be worthless.”

We face significant legal and operational risks and uncertainties relating to our subsidiaries’ operations in China. Because substantially all of our operations are conducted in China through our PRC subsidiaries, the Chinese government may intervene or influence the operation of our PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, or may exert more control over securities offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in operations of our PRC subsidiaries and/or the value of our common stock. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We do not believe that we are directly subject to these regulatory actions or statements, as we do not have a variable interest entity structure and our operations are not subject to cybersecurity review requirements, or involve any other type of restricted industry. Because these statements and regulatory actions are new, however, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on an U.S. exchange. In July 2021, the Cyberspace Administration of China (“CAC”) opened cybersecurity probes into several U.S.-listed technology companies focusing on anti-monopoly regulation, and how companies collect, store, process and transfer data, among other things. On July 10, 2021, the CAC published a revised draft revision to the existing Cybersecurity Review Measures for public comment, or the Revised Cybersecurity Measures, and together with 12 other Chinese regulatory authorities, released the final version of the Revised Cybersecurity Measures, or the “Measures,” in December 2021, which took effect on February 15, 2022. Pursuant to the Measures, critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. We don’t believe that we are an “operator” within the meaning of the Measures, nor do we control more than one million users’ personal information, and therefore, we should not be required to undertake a cybersecurity review under the Measures. Further, an expert interpretation of the Measures published at the CAC’s website on February 17, 2022 indicated no application review is required for operators that have been listed abroad before the implementation of the Measures. The Measures apply to companies going abroad for secondary listing, dual primary listing and other newly initiated foreign listings and subject to the reporting requirements. On December 24, 2021, China Securities Regulatory Commission (the “CSRC”) issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the Draft Overseas Listing Rules, which are currently published for public comments only. According to the Draft Overseas Listing Rules, among other things, all China-based companies applying for overseas securities issuance, listing and post-listing capital operations shall be subject to statutory procedures, such as filing and information reporting requirement. After making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three business days. In addition, overseas offerings and listings may be prohibited for such China-based companies under certain circumstances, including if the securities offerings and listings are prohibited by applicable PRC laws and rules, or if securities offerings and listings may constitute a threat to, or endanger national security as reviewed and determined by PRC authorities or other circumstances as provided. The Draft Administrative Provisions further provide that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Draft Overseas Listing Rules. In the case of severe violations, an order to suspend relevant businesses or halt operations for rectification may be issued, and relevant business permits or operational license revoked. Overseas issuance and listings subject to the Draft Overseas Listing Rules include direct and indirect issuance and listings. We believe that our proposed listing of our shares on Nasdaq Capital Market and securities offerings would be deemed an Indirect Overseas Issuance and Listing under the Draft Overseas Listing Rules and would be required to complete the filing procedures and submit the relevant information to CSRC if the final rules are promulgated as proposed in the current Draft Overseas Listing Rules. As of the date of this report, such rules have not become effective and we are not required to complete the filing procedures if our common stock is listed on the Nasdaq before the rules take effect. In addition, after the rules take effect, we would only need to submit the filing materials and no CSRC approval would be required under the rules. Because we are relying on an opinion of counsel, there is uncertainty inherent in relying on an opinion of counsel in connection with whether we are required to obtain permissions from a governmental agency that is required to approve of our operations and/or listings. In the event that an government approval is required, we cannot assure you that we will be able to receive clearance in a timely manner, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our shares to significantly decline in value or become worthless.

Cash may be transferred within our organization in the following manners: (i) we/FVTI Nevada may transfer funds to our subsidiaries, including our PRC subsidiaries, by way of capital contributions or loans, through intermediate holding companies or otherwise; (ii) we and our intermediate holding subsidiaries may provide loans to our operating subsidiaries and vice versa; and (iii) our subsidiaries, including our PRC subsidiaries, may make dividends or other distributions to us through intermediate holding companies or otherwise. As a holding company, FVTI Nevada, may rely on dividends and other distributions on equity paid by our subsidiaries for our cash and liquidity requirements. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. As of the date of this report, FVTI Nevada has not made any transfers, distribution or loans to any of our subsidiaries, and none of our subsidiaries has made any dividends or other distributions to FVTI Nevada, nor have we ever made a dividend or distribution to our shareholders. Our PRC subsidiaries presently intend to retain all earnings to fund their operations and business expansions. We do not anticipate paying dividends or other distributions to our shareholders in the foreseeable future. See “Item 1. Business — Cash Flows, Dividends and Other Asset Transfers between the U.S. Holding Company and Our Subsidiaries” and “Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends.”

Our common stock may be prohibited from trading on a national exchange or “over-the-counter” markets under the HFCAA if the PCAOB determines it is unable to inspect or investigate completely our auditors for three consecutive years beginning in 2021. Further, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”) and on February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022, or the COMPETES Act. If either the AHFCAA or COMPETES Act is enacted into law, it would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections or complete investigations for two consecutive years instead of three. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China and (2) Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our auditor, MaloneBailey, LLP, is headquartered in Houston, Texas, with offices in Beijing and Shenzhen. and has been inspected by the PCAOB on a regular basis. MaloneBailey, LLP is a firm registered with the PCAOB and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. MaloneBailey, LLP has been subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely. Notwithstanding the foregoing, in the future, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit MaloneBailey, LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA. See “Risk Factors — Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completed our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act or the America COMPETES Act becomes law.”

Summary Risk Factors

Our business and prospects may be limited by a number of risks and uncertainties that we currently face, including without limitation, the following:

Risks Related to Our Business and Industry

●	The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results

●	We have a limited operating history in the food supply chain industry in China and cannot ensure the long-term successful operation of all of our businesses

●	Failure to successfully execute our online and offline-channel strategy and the cost of our investments in our online platform and technology may materially adversely affect our gross profit, net sales and financial performance

●	We operate in the highly competitive food and beverage industry, and our failure to compete effectively could adversely affect our market share, revenues and growth prospects

●	Supply chain issues that increase our costs or cause a delay in our ability to fulfill orders could have an adverse impact on our business and operating results

●	Our failure to appropriately respond to changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales

●	We have a history of operating losses, and continued future operating losses would have a material adverse effect on our ability to continue as a going concern

●	We may be unable to obtain or renew required permits, licenses or approvals necessary for our business operations, and could be imposed with fines and penalties for violations of the license requirements

Risks Related to Doing Business in China

●	China’s political climate and economic conditions, as well as changes in government policies, laws and regulations which may be quick with little advance notice, could have a material adverse effect on our business, financial condition and results of operations.

●	Uncertainties with respect to the PRC legal system could adversely affect us, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice.

●	The Chinese government may intervene or influence the operations of our PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, which could result in a material change in operations of our PRC subsidiaries and/or the value of our common stock.

●	If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, Chinese regulatory authorities could disallow our current operating structure, which would likely result in a material change in our operations and/or cause the value of such securities to significantly decline or become worthless

●	The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or cause the value of our securities to significantly decline or be worthless.

●	Recent regulatory developments in China, including greater oversight and control by the CAC over data security, may subject us to additional regulatory review, and any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completed our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act or the America COMPETES Act becomes law.

●	There are uncertainties under the PRC laws relating to the procedures for U.S. regulators to investigate and collect evidence from companies located in the PRC.

●	Chinese economic growth slowdown may have a negative effect on our business.

●	You may have difficulty enforcing judgments against us.

●	Failure to comply with laws and regulations applicable to our business in China could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

●	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

●	PRC regulation of loans and direct investment by offshore holding companies in PRC entities may delay or prevent us from using the proceeds of our securities offerings to make loans or additional capital contributions to our PRC operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

●	Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the foreign corrupt practices act could have a material adverse effect on our business.

●	Governmental control of currency conversion may affect the value of our investment.

●	Payment of dividends is subject to restrictions under Nevada and the PRC laws.

Risks Related to our Securities

●	Our common stock may not develop an active trading market and the price and trading volume of our shares may fluctuate significantly

●	If our shares trade under $5.00 per share, they will be considered penny stock; and trading in penny stocks has many restrictions, which could severely affect the price and liquidity of our shares.

●	We do not anticipate paying cash dividends on our Common Stock in the foreseeable future

●	Our Chief Executive Officer, Mr. Yumin Lin, and our Director, Mr. Minghua Cheng, own a majority of our outstanding shares of common stock and could significantly influence the outcome of our corporate matters

●	The price of our common stock may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell their shares

●	Future sales of substantial amounts of the shares of our Common Stock by existing shareholders could adversely affect the price of our Common Stock

In addition, we face other risks and uncertainties that may materially affect our business prospects, financial condition and results of operations. You should consider the risks discussed in “Risk Factors” and elsewhere in this report before investing in our common stock.

Conventions and Terminology

Except as otherwise indicated by the context hereof, references in this report to “Company,” “FVTI,” “FVTI Nevada,” “we,” “us” and “our” are to Fortune Valley Treasures, Inc., a holding company incorporated under Nevada law.

References to our “PRC Subsidiaries” are to our subsidiaries incorporated in mainland China, including:

●	Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd. (“QHDX” or a “WFOE”), a wholly-owned subsidiary of DaXingHuaShang Investment (Hong Kong) Limited (“DILHK”);

●	Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ” or a “WFOE”), a wholly-owned subsidiary of Jiujiu (HK) Industry Limited (“JJHK”);

●	Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a 90%-owned subsidiary of QHDX;

●	Dongguan City FVT Supply Chain Technology Co., Ltd. (“FVTL or FVT Supply Chain”), a wholly-owned subsidiary of QHDX;

●	Guangdong Fu Gu Supply Chain Group Co., Ltd. (“FGGC” or “FG Supply Chain”), a wholly-owned subsidiary of QHDX;

●	Dongguan City Fu La Tu Trade Co., Ltd. (“FLTT”), a wholly-owned subsidiary of FVTL;

●	Dongguan City Fu Xin Gu Trade Co., Ltd. (“FXGT”), a wholly-owned subsidiary of FVTL;

●	Dongguan City Fu Lai Food Co., Ltd. (“FLFL”), a wholly-owned subsidiary of Xixingdao;

●	Dongguan City Fu Xin Technology Co., Ltd. (“FXTL”), a wholly-owned subsidiary of Xixingdao;

●	Dongguan City Fu Xiang Technology Co., Ltd (“FGTL”), a wholly-owned subsidiary of Xixingdao;

●	Dongguan City Fu Ji Food & Beverage Co., Ltd. (“FJFL”), a wholly-owned subsidiary of Xixingdao;

●	Dongguan City Fu Yi Beverage Co., Ltd. (“FYBL”), a wholly-owned subsidiary of Xixingdao;

●	Dongguan City Fu Guan Healthy Industry Technology Co., Ltd. (“FGHL”), a wholly-owned subsidiary of Xixingdao;

●	Dongguan City Fu Jing Technology Co., Ltd. (“FJTL”), a wholly-owned subsidiary of Xixingdao;

●	Dongguan City Fu Sheng Drinking Water Co. Ltd. (“FSWL”), a wholly-owned subsidiary of Xixingdao;

●	Dongguan City Fu Jia Drinking Water Co., Ltd. (“FJWL”), a wholly-owned subsidiary of Xixingdao;

●	Dongguan City Fu Xi Drinking Water Co., Ltd. (“FXWL”), a wholly-owned subsidiary of Xixingdao;

●	Dongguan City Fu Li Trading Co., Ltd. (“FLTL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao; and

●	Shenzhen Fu Jin Trading Technology Co., Ltd. (“FJSTL”), a wholly-owned subsidiary of Xixingdao.

References to our “Offshore Subsidiaries” are to all of our subsidiaries except our PRC subsidiaries, including our Hong Kong Subsidiaries and Seychelles Subsidiaries.

References to our “Seychelles Subsidiaries” are to our holding subsidiaries incorporated under the laws of the Republic of Seychelles, including:

●	DaXingHuaShang Investment Group Limited (“DIGLS”), a wholly owned subsidiary of FVTI; and

●	Jiujiu Group Stock Co., Ltd. (“JJGS”), a wholly owned subsidiary of FVTI.

References to our “Hong Kong Subsidiaries” are to our subsidiaries incorporated under the laws of Hong Kong Special Administrative Region (SAR), including:

●	DaXingHuaShang Investment (Hong Kong) Limited, a wholly owned subsidiary of DIGLS; and

●	Jiujiu (HK) Industry Limited (“JJHK”), a wholly owned subsidiary of JJGS.

All references to “USD” or U.S. Dollars (US$) are to the legal currency of the United States of America. All references to “RMB” are to the legal currency of People’s Republic of China.

PART I

Item 1. Business

Overview

We conduct our business through our PRC subsidiaries, which are a food and beverage supply chain company group based in Guangdong province, China. With the mission to improve people’s lives by offering safe and quality foods, we are committed to building a first class food supply chain business in China and in the global markets. Through quality control and sales of selected branded products, we provide a one-stop quality food purchase experience for both businesses and individual customers. Our products are well recognized among consumer groups in the Pearl River Delta region of China.

Our vision is “Safe Foods for the People.” We strive to improve the consumers’ food experience in respect of brand, quality, service and speed. Through online and offline channels, we deliver quality food products to consumers through sales targeting regional wholesalers, major food and beverage chains, supermarkets and other retailers.

We purchase, supply, distribute and sell alcohol and non-alcohol beverages, packaged staple foods, condiments and seasonings, and household drinking water related purification devices. Since our founding in 2011, we have primarily engaged in the wholesale distribution and retail sale of wine and liquor products in Southern China. In the recent years, we have expanded into the non-alcohol beverage and food markets through strategic acquisitions.

We currently mainly purchase and sell four categories of food and beverage and related products. Our offerings have evolved over our history of development. Our current core lines of products include the following four categories:

●	Alcohol beverage, including wine, liquor and spirits;
●	Non-alcohol beverage, primarily bottled drinking water;
●	Packaged food products, primarily including edible oil, condiments and seasonings;
●	Drinking water purification products, such as whole house water filtration systems and purification solution products.

We manage the entire process of product procurement, warehousing, distribution, logistics, and delivery through our supply chain system. We cultivate long-term cooperation relationships with many high-quality upstream suppliers to secure the supply demand and stable product procurement. We continuously enhance food quality and safety standards through our quality control system and supplier development management system. Through continuous optimization and management of supply planning, logistics management and quality assurance, we have improved product procurement efficiency and order management capabilities.

We advertise and sell products using a hybrid marketing model through our supply chain platform, social media, primarily WeChat, distributor network, key customer channels, product displays at our stores, and community promotions. We promote direct sales to business and individual consumers on our e-commerce supply chain platform – “Fugu Online.” Further, we make online or offline bulk sales through our agents and independent distributors. Prior to the launching of our supply chain platform, the majority of our sales had been made through independent distributors. We believe our distribution network is still an important component of our hybrid sales model. The agent and distributor sales model helps enhance the brand awareness of our products among end customers. Furthermore, we have achieved a substantial portion of our sales through key customer channels. We have established long-term and stable cooperative relations with certain large enterprises. We hold periodic offline promotions, offline anniversary activities, and offer loyalty rewards to key customers. We initiate promotions to expand our customer base and build brand awareness. As we have multiple product lines, there are many opportunities for cross-selling across our platform as we seek to introduce customers to all product offerings. We also believe our strong reputation is a factor in retaining and attracting customers.

We are on path to build a closed-loop industry supply chain system for our products. Through connecting upstream suppliers and downstream enterprises, we have formed a supply chain network, broadened market penetration through the technology driven e-commerce platform and services, and aligned third-party production, supply and marketing with distribution and sale to achieve cost reduction and efficiency.

With our deeply rooted brand image, fast and efficient multi-channel sales model, precise consumer positioning, superior service experience, and an online platform connecting suppliers, core enterprises, and customers in the food supply chain, today we are well positioned to become a competitive leader in the food supply chain market in China.

Corporate History and Structure

FVTI was incorporated under the laws of the State of Nevada on March 21, 2014 under the name Crypto-Services, Inc. The company was originally formed with the purpose of providing users with up-to-date information on digital currencies. On September 22, 2016, the company amended its articles of incorporation to change its name from “Crypto-Services, Inc.” to “Fortune Valley Treasures, Inc.”

On April 11, 2018, FVTI entered into a share exchange agreement with DaXingHuaShang Investment Group Limited, a company incorporated under the laws of the Republic of Seychelles (“DIGLS”), and its shareholders, Yumin Lin, Gaosheng Group Co., Ltd. and China Kaipeng Group Co., Ltd, pursuant to which FVTI issued 15,000,000 shares of common stock (split-adjusted) to the shareholders of DIGLS in exchange for 100% of the issued shares of DIGLS (the “Share Exchange”). Upon the consummation of the Share Exchange on April 19, 2018, DIGLS became our wholly owned subsidiary.

DIGLS is a holding company and owns all of the equity of DaXingHuaShang Investment (Hong Kong) Limited (“DILHK”), a private company limited by shares formed under the laws of Hong Kong. DILHK owns 100% of the equity of Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd. (“QHDX”), a wholly foreign owned enterprise organized under the laws of China, which, in turn, owns 100% of the equity of FVT Supply Chain, an operating subsidiary.

On March 1, 2019, FVTI entered into a share purchase agreement to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles, with the shareholders of JJGS in exchange for 5 shares of our common stock (split-adjusted). Following the closing of the acquisition on March 1, 2019, JJGS became our wholly owned subsidiary. JJGS owns all of the equity of Jiujiu (HK) Industry Limited (“JJHK”), a Hong Kong company limited by shares. JJHK owns 100% of the equity of Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”), a PRC operating company engaged in retail and wholesale distribution of alcohol beverage products.

On July 13, 2019, FVTI and QHDX entered into an equity interest transfer agreement, which was amended on September 12, 2019, with the controlling shareholder of Yunnan Makaweng Wine & Spirits Co., Ltd. (“Makaweng”), a PRC limited liability company engaged in the business of distribution of wine and beer. Pursuant to the agreement, QHDX would purchase 51% of Makaweng’s equity interest from the controlling shareholder of Makaweng in exchange for shares of FVTI common stock. On August 28, 2019, the registration of the transfer of the 51% of equity interest of Makaweng to QHDX with local government agencies was completed. On December 3, 2020, QHDX and the controlling shareholder of Makaweng entered into a share transfer agreement, pursuant to which the parties agreed that QHDX would transfer all of the 51% of Makaweng equity interest back to the controlling shareholder. Upon the effectiveness of the agreement, QHDX no longer owned an equity interest in Makaweng. FVTI has not issued any shares to the controlling shareholder and the control of Makaweng has never been transferred to QHDX. However, the registration of the transfer of the 51% interest by QHDX to the controlling shareholder has not been completed as of the date hereof.

On June 22, 2020, FVTI and QHDX entered into a share purchase agreement with Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a PRC company, and the two former shareholders of Xixingdao, who collectively owned all of the equity interest in Xixingdao. Xixingdao is engaged in the business of drinking water distribution and delivery in Dongguan City, Guangdong Province. Pursuant to the agreement, QHDX purchased 90% of Xixingdao’s equity interest from the sellers in exchange for 243,135 shares of FVTI’s common stock (split-adjusted). We obtained the control of Xixingdao and Xixingdao became our subsidiary on August 31, 2020. The shares were issued on December 28, 2020.

On September 28, 2021, FVTI effected a one-for-twenty reverse stock split (referred to herein as “reverse split”) of the issued and outstanding shares of common stock, $0.001 par value, by filing a Certificate of Change with the Secretary of State of the State of Nevada. The reverse split became effective with FINRA and in the OTC marketplace on October 21, 2021 when the common stock began trading on a split-adjusted basis. Prior to the reverse split, FVTI was authorized to issue 3,000,000,000 shares of common stock and there were 313,098,220 shares of common stock outstanding. As a result of the reverse split, FVTI is authorized to issue 150,000,000 shares of common stock, and there are currently 15,655,038 shares of common stock outstanding. Unless otherwise stated, all shares and per share amounts in this report have been retroactively adjusted to give effect to this reverse stock split.

Corporate Structure

The chart below depicts the corporate structure of the Company as of the date of this report.

Business Plan and Recent Development

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

After the second quarter of 2020, the COVID outbreak in China has gradually been controlled. Our business has also returned to normal operations, although management assessed that our results of operations had been negatively impacted for the 2020 fiscal year. COVID-19 could adversely affect our business and results of operations in 2022 if any COVID resurgence causes significant disruptions to our operations or the business of our supply chain, logistics and service providers. We cannot predict the severity and duration of the impact from such resurgence, if any. If any new outbreak of COVID-19 is not effectively and timely controlled, or if government responses to outbreaks or potential outbreaks are severe or long-lasting, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, and could materially and adversely impact our business, financial condition and results of operations.

Valley Holdings Acquisition

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

On January 6, 2021, we entered into an equity interest transfer agreement (the “Valley Holdings Agreement”) with Valley Holdings Limited (“Valley Holdings”), a Hong Kong company, and Angel International Investment Holdings Limited (the “Valley Holdings Seller”), a 70% shareholder of Valley Holdings. Valley Holdings owns approximately 88.44% of the equity interest of Valley Foods Holdings (Guangzhou) Co., Ltd. (“Valley Food”), a limited liability company incorporated in China and engaged in the business of food wholesale and production and sale of food additives in China. Pursuant to the agreement, we would purchase 70% of Valley Holdings’ equity interest from the Valley Holdings Seller in consideration of shares of our common stock valued at $10.5 million (subject to certain adjustments). According to the agreement, the total number of issuable shares will be determined based on the average of the closing prices of our common stock for the 30 business days preceding the date of the closing.

The closing of the acquisition has not occurred as of the date of the report as a result of delays in satisfaction of the closing conditions. The closing is subject to certain conditions, including but not limited to (a) completion of due diligence review of Valley Holdings and its subsidiaries to our satisfaction, (b) completion of the audited consolidated financial statements of Valley Holdings as provided in the agreement, (c) execution of non-competition agreements and confidentiality agreements with the senior management members of Valley Holdings and its subsidiaries, and (d) assignment to Valley Holdings of all of the intellectual property related to the operations of Valley Holdings and its subsidiaries.

Our industry and Market

We obtained the industry and market data used throughout industry publications and research, studies and other similar third-party sources, as well as our estimates based on such data. All of the market data and estimates used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data and estimates. We believe that the data from these third-party sources is reliable; however, we have not independently verified the data, besides our business and the industry which we are operating is subject to a high degree of risk and uncertainties.

Growth in food and beverage market in China

According to China Economic Vision, a research and consulting company with the research coverage mainly in China, the growth rate of food and beverage market in China reached 6.28% in 2018 and then declined to 4.40% in 2019. The decline was mainly due to the drop in demand of liquor products and dairy products. In 2020, the COVID-19 pandemic led to a sharp decrease in the growth rate of the industry, the market reached RMB4,590.2 billion, and a year-over-year (“YoY”) growth of 0.86%. The decrease in the growth rate was mainly due to the quarantine measures implemented in some areas, store and office closures, lockdown and social gatherings restrictions to control the COVID-19 outbreaks in China.

Food and Beverage Market Scale in China from 2016 to 2020

Source: China Economic Vision

China Economic Vision estimated that, with the orderly recovery of the overall economic and the upgrading of product consumption structure, the food and beverage industry will develop favorably in the future, but the growth rate will slow down. The food and beverage market in China is expected to reach RMB5608.8 billion by 2025, and a YoY growth of 3.45%.

Food and Beverage Market Forecast in China from 2021 to 2025

Source: China Economic Vision

Growth of alcohol beverage market in China

In 2018, the growth rate of alcohol beverage market in China reached 10.68% driven by multiple factors, such as industrial restructure adjustment, consumption upgrading, and the rapidly growth of the Baijiu (Chinese alcohol beverage) industry. In 2019, the growth rate dropped to 2.21% because the market returned to rationality which caused the decrease of Baijiu sales; the downtrend of domestic wine production and sales; and the reduction of imported wines.

In 2020, the alcohol beverage products market scale in China reached RMB 859.6 billion, and the YoY negative growth of 0.22%. It was mainly due to the city lockdown order and the prohibition of social gatherings.

Alcohol Beverage Products Market in China from 2016 to 2020

Source: China Economic Vision

China Economic Vision estimated that, although the pandemic has brought uncertainties to the alcohol beverage products market, the trend of raising quality standard of production for the alcohol beverage products market has never changed. Alcohol consumption has gradually changed from basic consumption to personalized and diversified high-quality consumption. With the orderly recovery of the consumption in China, the market will continue to develop steadily in the future. The alcohol beverage products market in China is expected to reach 997.8 billion in RMB by 2025, and a YoY growth of 2.24%.

Alcohol Beverage Products Market Forecast in China from 2021 to 2025

Growth of bottled water market in China

The bottled water industry in China has a vigorous development in recent years. More household users have changed their drinking water habits and demanded for high-quality drinking water, especially natural mineral water, which has been the major driver for the growth in bottled water products (with natural mineral). The bottled water market in China reached RMB107.8 billion in 2019, with a YoY growth of 20.58%.

According to China Economic Vision, a large number of companies, which were the main consumers of the bottled water market, stopped the operation and production and reduced their use of bottled water the during the COVID-19 pandemic in 2020. In addition, to avoid the risk of spreading the COVID-19, people are recommended to use the bottled water only without returning buckets and promoted to use one-time disposable packaged water. These measures caused the decline in the demand for bottled water. The bottled water market in China reached RMB113.6 billion in 2020, and the YoY growth of 5.38%.

Bottled Water Market in China from 2016 to 2020

Source: China Economic Vision

Compared with bottled water, disposable medium and large packaged water has better quality and consumption experience, and its cost is lower than the bottled water, which is suitable for the household consumption. Based on China Economic Vision’s estimate, even with the gradual replacement of disposable medium and large packaged water, it will have a limited impact on the bottled water market in the short term, but the growth rate of bottled water market will slow down in the long run. The bottled water market in China is expected to reach RMB223.7 billion by 2025, and the YoY growth was 14.13%.

Bottled Water Market Forecast in China from 2021 to 2025

Source: China Economic Vision

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

Our water and oil product management office is also located in Humen Town, Dongguan City. We lease the building which has over 1,300 square meters. It includes sales, customer service, warehouse, delivery and finance departments. The office manages one office, seven wholesales stores and one warehouse. We also maintain one registered office for the subsidiary with lease term of three years. As of December 31, 2021, the Company has total three office spaces, one warehouse and thirteen stores in PRC with remaining lease terms of from 21 months to 76 months.

We have developed our WeChat applet “FVTI food safety & healthy supply platform” (short name “Fu Gu Online”). Some of our agents and wholesalers have ordered from this platform.

Our Products

We purchase, distribute and sell a wide range of beverage and foods through our supply chain online platform and offline sales channels. We also develop some of the water products we distribute. We offer the following four categories of food and beverage products:

Product Category	Products	Number of brands offered	Product Sources
1. Alcohol beverage	Wine Liquor/Spirits	Over 30	Europe South America China

2. Non-alcohol beverage	Bottled Water	36	China

3. Packaged staple foods	Edible Oil Condiments and seasonings	5	China

4. Household products	Water purification system Water filtration	5	China

1． Wine and Liquor Products

We offer a variety of wine products including dry red wine, dry white wine, rose wine and sweet wine. Our liquor products include imported liquor and domestically produced spirits. We currently sell over 30 different types of wine, liquor and spirits products.

We launched our brand “Falantu Art Winery,” with the goal to cultivate a wine-centered food and art culture, advocate healthy living, and bring romance to people’s lives. Our supply chain brings together high-quality wines from most major French producing regions and selected wine production countries. We forge alliance relationship with vineyards at French Burgundy (Bourgogne), Bordeaux (Bordeaux), Chile’s Central Valley, Spanish wineries and other high-quality wine makers. To increase our market share, we have set up multiple branches in Guangdong, China, to promote wine sale and wine culture to Chinese consumers.

2. Bottled Water and Soft Beverage Products

Our drinking water products we sell mainly include bottled water of different sizes. The sources of our bottled water are from tap water or extracted groundwater. In addition to selling on our supply chain platform, these different brands of bottled water are available at supermarkets, grocery stores, other E-commerce platforms, and through the manufacturer’s distributors.

We currently sell 36 different brands of bottled water products. In response to consumer preferences, our water products are packaged in individual containers of difference sizes, ranging from small single serving bottles of 380 milliliter to 750 milliliters, to medium-sized jugs of 1.5 to 5 liter and large 15 to 19 liter carboys. Below are some of branded bottled water products that have generated large sales volume on our supply chain platform.

3. Pre-package Foods

Pre-packaged foods include various brands of edible oils, condiments and seasonings.

(a)	Edible oil

We have selected to sell edible oil based on their quality and popularity among the customers

(b)	Condiments and seasonings

We offer a variety of kitchen condiment products on the platform, and through multiple layers of screening, brands that are widely welcomed by consumers in the Pearl River Delta region are selected.

4. Household drinking water purification products

Xixingdao sells a series drinking household water treatment systems and devices that improve water quality and healthy lifestyle. They include whole house water purification systems and water filtration devices.

New Products

We are continuously seeking new and suitable brands of products for sales to enrich our product varieties. We have recently added several new brands of wine and liquor products to our product portfolio. We aim to offer more high-quality wine and liquor products for our customers. Providing a wide variety of wine and liquor products to the customers will continue to be our alcohol beverage segment operational strategies.

Our Product Distribution / Supply Chain Operations

Our supply chain system manages the entire process of product procurement, warehousing, distribution, logistics and delivery. Through our digital management system, we can fully track our products from upstream suppliers to downstream end customers.

We emphasize to provide products with high standard of food safety and quality, therefore we carefully select high quality products. We conduct market research and supplier information review to select manufacturers and products, and carry out our own and third parties sample testing on their products to ensure the product with high quality and safety. When we completed the selection process with satisfactory results, we will sign a contact with the suppliers to purchase selected products from selected manufactures and seek to maintain a long-term cooperation relationship to secure stable supply and quality control. To maintain the standard of food safety and quality, we conduct sample checking on the products on a regular basis and evaluate the suppliers’ performance annually.

Our Customers

We mainly have two types of customers: retailer customers and wholesale distributors. For the year ended December 31, 2019, sales to one customer accounted for 10% or more of our revenue and approximately 80% of our revenue were generated from that customer. After 2019, we had successfully expanded our customer base and launched more products. As a result, none of our customers accounted for 10% or more of our revenue. We have generated income from a wider range of customers for the years ended December 31, 2021 and 2020.

Competitive Strength

Well recognized brand

We believe that our brand image and reputation give us a distinct competitive advantage among the food and beverage companies in Guangdong Province and the Pearl Delta Region. Since the launch of our wine distribution business in 2011, we have demonstrated a strong brand advantage in the food and beverage industry and become a well-recognized brand among consumers in the geographic areas in which we operate, especially in Guangdong Province. In recent years, our offline sales mainly in Dongguan City, and online sales have covered major online sales channels. With a greater brand influence and revenue growth, we are able to further strengthen our product procurement capacity. Our growing business scale, increasingly diversified sales channels and reliable product supplies have further promoted our company’s brand awareness and influence. The strength of our brands facilitates the organic growth of customer traffic on our platform, enhances buyer loyalty and attracts more sellers to our platform.

Diversified quality product portfolio

We have built a diversified product portfolio spanning primarily from alcohol beverage and drinking water, to pre-packaged staple foods, condiments, and household water purification devices and systems. A diversified product mix enables us to enhance our company’s sales volume and market influence. We strive to create a one-stop shopping experience and become one of the first places for food shopping for consumers.

We independently manage the core links of the food and beverage industry supply chain and achieve product quality control through supplier access, quality inspection and other measures. Leveraging our information technology capability, we utilize our information management platform to effectively control all links in the industry chain to achieve the full traceability of product quality.

Efficient product supply chain system

We manage the entire process of product procurement, distribution, logistics, and delivery through our supply chain system. Our supply chain e-commerce platform is our central control hub that is facilitated by logistics management to ensure product supply and quality management to reinforce safety and quality assurance. We continuously strengthen cooperation with reputable suppliers to form a stable and long-term relationship and optimize procurement costs while ensuring product quality. On product source, our supply planning team, based on the sales history and trend forecasts of various channels, analyzes and forecasts sales and supply, formulate procurement plans, and improve procurement efficiency. We also formulate a complete product quality control system to enhance product quality assurance. Through continuous optimization and management of supply planning, logistics management and quality assurance, we have improved product procurement efficiency and order management capabilities while ensuring high product quality.

Multi-channel marketing and sales model

We have established a multi-channel marketing and sales model consisting of e-commerce supply chain platform, social media, primarily WeChat, distributor network, key customer channels, product displays at our brick and mortar stores, and community promotions. Our Fugu Online platform not only identifies potential customers and market products and services to targeted groups based on data collected through our information systems, it also serves as our O2O management platform, which can provide marketing services to traditional merchants. Our online and offline bulk sales through our agents and independent distributors help enhance the brand awareness of our products among end customers and collect feedback for us to improve our product selection and management. Our key customer and large enterprise sales channels, online and offline promotions, and community activities all offer loyalty rewards to key customers. Our brand reputation and cross-selling across our platform further strengthen our ability to retain customers and drive revenue growth.

Best in class customer services management

As a food industry enterprise, we have been focused on improving the consumer shopping experience since our establishment, have built a customer-oriented corporate culture and best in class customer service capabilities. Combining with our own brand positioning, we promote a corporate culture with a customer first mindset with the highest quality service as our purpose. We are committed to improving customer satisfaction and loyalty. We improve the pre-sales and after-sales service system to enhance consumer stickiness. Further, we have established a membership system to promote customer loyalty. We are able to conduct a more in-depth analysis of customer needs and historical buying habits through the purchase tracking, which provides us with valuable information related to future product procurement and marketing promotion.

Growth Strategies

Diversify our product portfolio and provide our customers with a wider range of choices

We believe continuous expansion of our existing product portfolio and accommodation of evolving demand and customers’ preferences will distinguish us from our competitors, while providing our customers with a wider range of choices will facilitate the broadening of our customer base as well as reinforcing our market presence in wine industry.

Continue to solidify our relationships with supply chain participants

We intend to continue solidifying our relationship with our existing suppliers as well as identifying new suppliers. We intend to increase our market share by diversifying our existing product portfolio and procuring products which we anticipate demand. We believe that our strategic diversification will further complement our existing product portfolio, enhance our product mix and strengthen our market position in the food and beverage industry in China.

Strengthen our corporate image by increasing marketing and promotion efforts.

We believe our brands and reputation are critical to our business development. To further enhance customer awareness of our brands, we will continue our effective and targeted marketing efforts. This may include (i) placing mass media commercials, (ii) advertising in newspapers, magazines, the internet, billboards and banners, and (iii) sponsoring programs. We also utilize innovative multimedia promotional channels such as social media and mobile phone applications.

Attract, motivate and retain high-quality talent.

Our customer-oriented business philosophy emphases on delivering excellent customer service. We believe maintaining a positive working environment will encourage better staff relations and talent retention, as well as enhancing the quality of our customer service by motivating staff. In order to foster a work environment that attracts and inspires our people to achieve excellent performance, we seek to motivate and retain valuable and talented staff by aligning compensation and remuneration with performance. As part of our continuing efforts to enhance our customer service, we will also continue to enhance our employee training programs by developing our orientation program, coaching, on-the-job training to enhance individual staff skills and knowledge of sales and marketing techniques, customer services, product information, quality control and industry knowledge.

Seek opportunities to acquire quality companies in the food and beverage industry for further development of our company.

One of our key corporate strategies has been to expand our market share through acquiring quality businesses in the food and beverage industries, in order to increase our customer base and supply channels, as well as to acquire more skilled employees and business connections in the industries. We have previously successfully acquired Xixingdao, a drinking water distribution and delivery company. We expect to continue to explore new opportunities to acquire additional quality and compatible businesses in our industries. Our management believes that successful acquisitions will bring synergies to our business and increase long term value to our shareholders.

Expand and explore additional services and products to enrich our one-stop services to our customers.

We will continue to strive to provide our customers with the convenience of our one-stop shopping experience and a wide variety of unique, quality products at reasonable and competitive prices. We believe this is one of the keys to differentiating ourselves from our competitors in the food and beverage industry in China. To further strengthen our services, we will continue to refine our product related services to our customers by enhancing our product consultation services, sourcing services, delivery services, and post-sale evaluation with improved customer service and service options. With our continued expansion and dedication to exploring additional product related services to amplify our one-stop services to our customers, we believe we can strengthen and maintain our position in the food and beverage industry in China.

Permission Required from the PRC Authorities to Operate and Securities Listing and Issuance

Permission required for the Operations of Our PRC Subsidiaries

Our PRC subsidiaries are required to obtain certain permits and licenses from the PRC government agencies to operate our business in China, including: (a) business licenses, (b) food business licenses, and (c) Electronic Data Interchange License (“EDI”) license.

We conduct our business in China through our PRC subsidiaries. All of our PRC subsidiaries are required to obtain, and have obtained, the required business licenses from the State Administration for Market Regulation (“SAMR”). The PRC Food Safety Law mandates a licensing system for food production and trade and requires vendors engaging in food production or sale or catering services to obtain a food business license in accordance with the applicable laws. Among our PRC subsidiaries, the following thirteen companies are required to obtain food business licenses and have received such licenses pursuant to the PRC Food Safety Law: Dongguan City FVT Supply Chain Technology Co., Ltd. (“FVTL or FVT Supply Chain”), Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), Dongguan City Fu La Tu Trade Co., Ltd. (“FLTT”), Dongguan City Fu Xin Gu Trade Co., Ltd. (“FXGT”), Dongguan City Fu Lai Food Co., Ltd. (“FLFL”), Dongguan City Fu Xin Technology Co., Ltd. (“FXTL”), Dongguan City Fu Xiang Technology Co., Ltd (“FGTL”), Dongguan City Fu Ji Food & Beverage Co., Ltd. (“FJFL”), Dongguan City Fu Yi Beverage Co., Ltd. (“FYBL”), Dongguan City Fu Jing Technology Co., Ltd. (“FJTL”), Dongguan City Fu Sheng Drinking Water Co. Ltd. (“FSWL”), Dongguan City Fu Jia Drinking Water Co., Ltd. (“FJWL”), and Shenzhen Fu Jin Trading Technology Co., Ltd. (“FJSTL”). Therefore, these thirteen subsidiaries have the required government permits to engage in food purchase and sale activities. However, a food business license is not required for the sale of edible agricultural products and prepacked food. Companies engaged in the sale of prepacked food must report to the food safety regulatory agencies of the local government for recordation. Four of our subsidiaries, Dongguan City Fu Guan Healthy Industry Technology Co., Ltd. (“FGHL”), Dongguan City Fu Xi Drinking Water Co., Ltd. (“FXWL”), Dongguan City Fu Li Trading Co., Ltd. (“FLTL”) and Guangdong Fu Gu Supply Chain Group Co., Ltd. (“FGGC” or “FG Supply Chain”), are subject to such reporting requirement and are in the process of completing the recordation procedure. Guangdong provincial government has not issued detailed implementation rules, and as such, changes in rules and regulations may impose additional requirements for our subsidiaries in China.

The relevant PRC Telecommunications Regulations require a telecommunication service provider in China to obtain an operating license from the Ministry of Industry and Information Technology, or MIIT, or its provincial counterparts, prior to commencement of operations. Our subsidiary, FVT Supply Chain, engages in food, beverage and related product purchases and sales via its online platform. As a provider of online data processing and transaction processing services, FVT Supply Chain is required to obtain an Electronic Data Interchange (EDI) license and has obtained the EDI license. The relevant PRC regulations, including the Classification Catalogue of Telecommunications Services, are still evolving, and there have been limited guidance and interpretation with respect to the scope of various types of telecommunication services. We may be subject to additional license requirements if we further expand our online operations and services.

In addition, on November 14, 2021, the CAC published the Regulations of Internet Data Security Management (Draft for Comments) (the “Internet Data Security Regulations”), which further regulate the internet data processing activities and emphasize the supervision and management of network data security, and further stipulate the obligations of internet platform operators, such as to establish a system for disclosure of platform rules, privacy policies and algorithmic strategies related to data. The draft regulations require data processors to (i) adopt immediate remediation measures when finding that network products and services they use or provide have security defects and vulnerabilities, or threaten national security or endanger public interest, and (ii) follow a series of detailed requirements with respect to processing of personal information, management of important data and proposed overseas transfer of data. As of the date of this report, the draft regulations have not been adopted and the final provisions are subject to changes. If the above proposed regulations are adopted as proposed, based on our initial evaluation, while we have implemented some of the data security measures, we would not be in full compliance with the new draft regulations. We are also still evaluating any additional necessary actions we should take pursuant to the proposed regulations to satisfy the personal information protection and internet data security regulatory requirements. Failure to comply with the effective cybersecurity, data privacy and internet data security regulatory requirements in a timely manner may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things.

On December 28, 2021, the CAC, NDRC, and several other agencies jointly issued the Cybersecurity Review Measures, or the Measures, which took effect on February 15, 2022 and replaced the previously issued Revised Measures for Cybersecurity Review. Under the Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Pursuant to the Measures, we don’t believe we will be subject to the cybersecurity review by the CAC, given that (i) we possess personal information of a relatively small number of users in our business operations as of the date of this report, significantly less than the one million user threshold set for a data processing operator applying for listing on a foreign exchange that is required to pass such cybersecurity review; and (ii) data processed in our business does not have a bearing on national security and thus shall not be classified as core or important data by the authorities. We don’t believe that we are an Operator within the meaning of the Measures, nor do we control more than one million users’ personal information, and as such, we should not be required to apply for a cybersecurity review under the Measures. However, in view of the fact that the Measures was released recently and there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, there is still no clear definition of “online platform operator.” Whether the data processing activities carried out by traditional enterprises (such as food, medicine, automobile and other production enterprises) are subject to such review and the scope of the review remain to be further clarified by the regulatory authorities in the subsequent implementation process.

With regard to the current effective data security management regulations, we don’t believe that we are required to conduct data security review for listing overseas. However, according to the Regulations on Network Data Security Management (Draft for Comment), as an overseas listed company, we will be required to conduct an annual data security review and to comply with the relevant reporting obligations. We have been closely monitoring the development in the regulatory landscape in China, particularly regarding the requirement of approvals, including on a retrospective basis, from the CSRC, the CAC or other PRC authorities with respect to this offering, as well as regarding any annual data security review or other procedures that may be imposed on us. If any approval, review or other procedure is in fact required, we cannot assure you that we will be able to obtain such approval or complete such review or other procedure timely or at all. For any approval that we may be able to obtain, it could nevertheless be revoked and the terms of its issuance may impose restrictions on our operations and offerings relating to our securities. The regulatory requirements with respect to cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the cybersecurity and data privacy requirements in a timely manner, or at all, may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things. See “Risk Factor — The Chinese government may intervene or influence the operations of our PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, which could result in a material change in operations of our PRC subsidiaries and/or the value of our common stock”;“Risk Factor — Recent regulatory developments in China, including greater oversight and control by the CAC over data security, particularly for companies seeking to list on a foreign exchange, may subject us to additional regulatory review or otherwise restrict our ability to raise capitals outside China; and any actions by the Chinese government to exert more oversight and control over overseas securities offerings could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.”

Permission Required to Issue Securities

We are subject to PRC rules and regulations relating to overseas listing and securities offering, and a substantial extension of the PRC government’s oversight over our business operations or overseas listings may hinder our ability to offer or continue to offer our securities. Based on PRC laws and regulations effective as of the date of this report and subject to different interpretations of these laws and regulations that may be adopted by PRC authorities, we believe that, as of the date of this report, we or our PRC subsidiaries are not required to obtain any permission from the CSRC, the CAC, or any other PRC authority in connection with this offering. As a result, we have not submitted any application to the CSRC, the CAC or other PRC authorities for the approval of this offering or the Nasdaq listing. As of the date of this report, we and our PRC subsidiaries have not received any inquiry, notice, warning or objection in relation to this offering or Nasdaq listing from the CSRC, the CAC or any other PRC authorities.

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State-owned Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, CSRC and the State Administration for Foreign Exchange (“SAFE”), jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rule”), effective on September 8, 2006 and amended on June 22, 2009. The M&A Rule requires that an offshore special purpose vehicle (“SPV”) formed for listing purposes and controlled directly or indirectly by Chinese companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published procedures specifying documents and materials required to be submitted to it by an SPV seeking CSRC approval of overseas listings. However, the provisions of the M&A Rule remain ambiguous as to the scope and applicability of the CSRC approval requirement. The CSRC has not issued any definitive rule or interpretations. Based on the current PRC law, rules and regulations, our Chinese legal counsel, Grandall Law Firm, is of the opinion that the M&A Rule and related regulations do not require the Company or PRC subsidiaries to obtain prior approval from CSRC for the listing and trading of our shares on an overseas securities market, given that our wholly foreign-owned enterprise subsidiaries were established by direct investment, rather than by a merger with or an acquisition of any PRC domestic companies as defined under the M&A Rule. However, there remains uncertainty as to how the M&A Rules will be interpreted or implemented, and the opinions of our PRC counsel are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that the relevant Chinese government agencies, including the CSRC, will reach the same conclusion.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions. The Opinions emphasize the need to strengthen the administration over illegal securities activities and the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to address risks and incidents of China-based companies that are listed overseas, cybersecurity issues, data privacy protection requirements and other similar matters. As of the date of this report, no official guidance or related implementation rules have been issued, and our PRC counsel is of the opinion that this offering does not constitute illegal securities activities under the Opinions. In addition, the Company has obtained all requisite licenses and operational permits and none of our permits has been denied. Notwithstanding the forgoing, there are still uncertainties as to how the Opinions will be interpreted and implemented by the relevant PRC governmental authorities.

In addition, on December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other governmental agencies jointly issued the Revised Measures for Cybersecurity Review, or the Revised Cybersecurity Measures, which took effect on February 15, 2022. Under the Revised Cybersecurity Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

On December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the Draft Overseas Listing Rules, which are currently published for public comments only. The Draft Overseas Listing Rules require that companies applying for overseas securities issuance, listing, and post-listing capital operations, including IPO, multi-listing, spin-off listing, SPAC, refinancing, issuance for asset acquisitions, equity incentives, changes of control and certain other transactions, shall be subject to statutory procedures, such as filing and information reporting requirement. According to the Draft Overseas Listing Rules, among other things, after making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three business days. In addition, overseas offerings and listings may be prohibited for such China-based companies when any of the following applies: (a) if the securities offerings and listings are prohibited by applicable PRC laws and rules; (b) if securities offerings and listings may constitute a threat to, or endanger national security as reviewed and determined by PRC authorities; (c) if there are material ownership disputes over applicants’ equity interests, major assets, core technologies or other items; (d) if a PRC company or its controlling shareholders or de facto controllers have committed certain crimes, under investigation for suspicion of major violations in the prior three years; (e) if any directors, supervisors, or senior executives of applicants have been subject to administrative punishments for severe violations, or are under investigations for crimes or major violations; or (f) other circumstances as provided. The Draft Administrative Provisions further stipulate that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Draft Overseas Listing Rules. In the case of severe violations, an order to suspend relevant businesses or halt operations for rectification may be issued, and relevant business permits or operational license revoked.

Overseas issuance and listings subject to the Draft Overseas Listing Rules include direct and indirect issuance and listings. Where an enterprise whose principal business activities are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise based on equity ownership, assets, income or other similar rights and interests of an PRC domestic enterprise, such activities are deemed an indirect overseas issuance and listing (the “Indirect Overseas Issuance and Listing”) under the Draft Overseas Listing Rules. Our PRC counsel has advised us that this offering and the proposed listing of our shares on Nasdaq Capital Market would be deemed an Indirect Overseas Issuance and Listing under the Draft Overseas Listing Rules and will be required to complete the filing procedures and submit the relevant information to CSRC after the Draft Overseas Listing Rules become effective. As of the date hereof, the rules have not become effective and we are not required to complete the filing procedures if we complete the offering and transferring the trading of our securities on the Nasdaq before the rules take effect. In addition, our PRC counsel advised us that, even if the filing procedures are implemented, we would only submit the filing materials as provided by the rules and no CSRC approve is required under the rules. Because we are relying on an opinion of counsel, there is uncertainty inherent in relying on an opinion of counsel in connection with whether we are required to obtain permissions from a governmental agency that is required to approve of our operations and/or listings.

If the CSRC requires that we obtain its approval prior to the completion of this offering, the offering would be delayed until we have obtained CSRC approval, which may take several months. There is also the possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required. If prior CSRC approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the CSRC approval in the future, we may face regulatory actions or other sanctions from the CSRC or other Chinese regulatory authorities. These authorities may impose fines and penalties upon our subsidiaries’ operations in China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from this offering into China, or take other actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, to terminate this offering prior to closing. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer the common stock, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the common stock to significantly decline in value or become worthless. See “Risk Factor — “China Securities Regulatory Commission and other government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, and we face uncertainty with respect to future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.” “Risk Factor — The Chinese government may intervene or influence the operations of our PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, which could result in a material change in operations of our PRC subsidiaries and/or the value of our common stock”; “Risk Factor — Recent regulatory developments in China, including greater oversight and control by the CAC over data security, may subject us to additional regulatory review, and any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.”

Marketing and Sales

China is a country with both an ancient wine tradition and a new and an emerging wine-consuming market. Wine production in China has thousands of years of history. Today, China is also an emerging wine-producing nation in its own right with brands such as Great Wall, Changyu and Dynasty. Local wines account for 80 percent of wine consumed in China. According to The International Wine and Spirit Record (the “IWSR”), China is one of the fastest-growing wine markets in the world, with rising personal incomes driving an enhancement of tastes and consumption levels. In 2017, the wine consumption per capita was only about 1.2 liters accounting for less than 1/3 of the global total as well as 1/10 of the U.S. consumption. Therefore, we believe there are great potential for growth in the Chinese wine market.

We use a hybrid marketing model through our supply chain platform, social media (primarily WeChat), distributor network, key customer channels, product displays at our physical stores, and community promotions.

We promote direct sales to businesses and individual consumers on our e-commerce supply chain platform, “Fugu Online”. Fugu Online platform identifies the customers ‘consumption habits and present relevant products to targeted customers through the information system.

Fugu Online is also served as our O2O management platform, which can provide marketing services to traditional merchants such as supermarkets, retail stores, hotels and restaurants. Fugu Online provides weekly sales flyers, highlight our products offering and special deals.

Furthermore, Fugu Online platform enable the users to become our suppliers which encourage suppliers initiatively to join us and enlarge our supplier base. To ensure the safety and quality of food, we request the suppliers provide qualified certification for their products. We also have our own supply chain system and quality control to verify the safety of product for our customers. Through the operation of online platform, we diversify the product type on our platform and strengthen the customers ‘confidence to our products.

We also maintain a “Fugu Online” WeChat mini-program through which we include mobile coupons and customized offers based on the user’s preferences. The WeChat platform serves a wide variety of business types of different sizes, such as B2C and B2B companies, in addition to individual consumers.

The following showcases the programming interfaces of our Fugu Online WeChat mini-program:

We launched our Fugu Online on WeChat in April 2021. For the first five months from April to September 2021, we recorded 1,768 sales orders through the Fugu Online platform with an average sales amount of RMB8,465 per order. Although the Fugu Online platform is still being developed, the first five months’ sales amount already indicated a high revenue growth potential of the Fugu Online platform.

We make online or offline bulk sales through our agents and independent distributors. Prior to the launch of our supply chain platform, the majority of sales had been made through independent distributors. We believe our distribution network is an important component of our hybrid sales model because it utilizes the resources and personal connections among our independent distributors and their retail customers. Such a sales model helps to enhance the brand awareness of our products among end-customers and collect feedbacks to improve our merchandise selection process and management method.

Further, we have achieved a substantial portion of sales through key customer channels. We have established long-term and stable cooperative relations with certain large enterprises by carry out offline promotions, offline anniversary activities, and offer loyalty rewards to key customers. We initiate promotions to expand our customer base and build brand awareness. As we have multiple product lines, there are many opportunities for cross-selling across our platform as we seek to introduce customers to other offerings. We also believe our strong reputation is a factor in retaining and attracting customers.

We also seek to expand our sales into the international food supply chain markets and are in the process of establishing our online store on the Amazon platform targeting the food supply and distribution markets outside of China. We engaged a third-party consultant to assist with marketing and sales strategies to further increase our sales. In addition to other online sales channels, we have also begun to promote our product sales on major e-commerce platforms in China, such as Tao.1688.com and Pinduoduo.

Competition

France still dominates the Chinese wine market with a share of 48 per cent according to Euromonitor International. The best sales in Chinese supermarkets are imported wines from RMB60-180, or approximately $9.00 - $27.00 per bottle. One major challenge is that Chinese consumers switch from one brand to another rather quickly, exhibiting little brand loyalty. Online sales particularly enable the consumers to source and purchase budget wines. Management believes that wineries will most benefit from growth in China will be those that demonstrate patience, professional service while building brand awareness and a long-term strategy to develop the market with their Chinese partners.

For our Company, there are two major competitors in our market, Aussino Liquor and ASC Fine Wines. These companies are well established, more recognized and well accepted by consumers in China.

Food and Beverage Supply Chains

We compete with two types of food supply chain companies, including those carrying all-inclusive food products and those focusing on certain categories of product offerings. Some of our major competitors in supply chain industry are ShuHai Supply Chain Solutions, Wujiu.com, Meicai.com, Kuailujinhuo and Shenzhen Farmgirl Supply Chain.

ShuHai Supply Chain Solutions provides comprehensive food supply chain services for food enterprises and retail customers. Shuhai has modern cooling logistics centers, food processing factories and other operation bases. With its strengths in the areas of clean vegetable production industry standardization, Shuhai is recognized by the industry and customers as a benchmark enterprise in the food supply chain industry.

Wajiu.com is a subsidiary of Beijing Wajiu E-Commerce Co., Ltd., a cross-border B2B trading website for beverages. It operates a B2B platform for foreign wineries and China domestic wine distribution channels based on an “overseas direct procurement + cross-border supply chain + warehousing lo business is to connect the upstream global winery suppliers with the downstream Chinese and foreign small and medium wholesalers and retailers.

Meicai.com is an F2B (farm-to-business) fresh produce supply chain company providing one-stop food ingredient procurement services to restaurants throughout China. Built on a self-serving model and a cooling logistics network, the company provides restaurants with an all-category raw material and ingredient procurement service. It shortens the circulation of agricultural products, reduces prices from the source to the end user, lower the supply chain costs of merchants, and reduces the risk of farmers’ losses.

Kuailujinhuo is a matching platform that provides catering merchants with the purchase service with regards to rice, noodles, grains, edible oils, tableware, tissues and other commodities. Kuailu cooperates with local warehousing companies to utilize their warehousing facilities. The suppliers deliver merchandise to the front-end warehouse, and after sorting and loading the order, they cooperate with local logistics or distribution service providers to deliver the orders to the restaurant.

Founded in December 2014, Shenzhen Farmgirl Supply Chain is a nationwide agricultural B2B trading platform. Mainly serving Shenzhen and Guangzhou, its main products include vegetables, fruits, meat, frozen products, aquatic seafood, dry foods and seasoning ingredients. It h marketing teams, and cooperates with food production bases and large wholesale markets to ensure the quality of the vegetables exported.

Cash Flows, Dividends and Other Asset Transfers between the U.S. Holding Company and Our Subsidiaries

Cash may be transferred within our organization in the following manners: (i) we may transfer funds to our PRC subsidiaries by way of capital contributions or loans, through intermediate holding companies, such as our Hong Kong subsidiaries; (ii) we or our intermediate holding companies may provide loans to our PRC operating subsidiaries directly and vice versa ; and (iii) our PRC subsidiaries may make dividends or other distributions to us through our intermediate holding subsidiaries.

The following table describes transfers among us and our subsidiaries made during the periods presented:

	For the years ended December 31
	2021	2020
	RMB	RMB
Capital contributions from us to our offshore subsidiaries (1)	-	-
Loans from us to our offshore subsidiaries	-	-
Capital contributions from our offshore subsidiaries or WFOEs to PRC operating subsidiaries	234,000	700,000
Loans from our WFOEs to PRC operating subsidiaries	5,565,668	550,000
Loans from PRC operating subsidiaries to our WFOEs	10,526,751	2,101,000
Other amounts paid by WFOEs to our offshore subsidiaries(2)	1,300	200
Other amounts paid by PRC operating subsidiaries to WFOEs(3)	62,400	-
Other amounts paid by WFOEs to our PRC operating subsidiaries(4)	81,621	-

(1)	“Offshore subsidiaries” refer to all of our subsidiaries except our PRC subsidiaries;
(2)	Cash paid by one of our WFOEs to our Hong Kong subsidiaries for expenses;
(3)	Cash paid by one of PRC operating subsidiaries to one of our WFOEs for sales of goods;
(4)	Cash paid by one of our WFOEs to one of our PRC operating subsidiaries for purchases.

As of the date of this report, none of our subsidiaries have made any dividends or other distributions to us or their respective shareholders, nor have we ever made a dividend or distribution to our shareholders. Our PRC subsidiaries presently intend to retain all earnings to fund their operations and business expansions.

As a result of PRC laws and regulations (noted below) that require annual appropriations of 10% of after-tax income to be set aside in a general reserve fund prior to payment of dividends, our WFOE subsidiary, QHDX, is restricted in that respect, as well as in other respects noted below, in its ability to transfer a portion of their net assets to our Hong Kong subsidiary as a dividend. We note the following:

1. PRC regulations currently permit the payment of dividends only out of accumulated profits, as determined in accordance with accounting standards and PRC regulations;

2. Our PRC subsidiaries, including QHDX, are required to set aside, at a minimum, 10% of their net income after taxes, based on PRC accounting standards, each year as statutory surplus reserves until the cumulative amount of such reserves reaches 50% of their registered capital; in addition, they may, subject to a resolution of their shareholder, draw a discretionary common reserve from its after-tax profits;

3. Those reserves may not be distributed as cash dividends and may be used to cover losses made in past years, to enhance the company’s productivity and expand its business or to increase its registered capital; and;

4. The incurrence of debt, specifically the instruments governing such debt, may restrict a PRC subsidiary’s ability to pay shareholder dividends or make other cash distributions.

Under the PRC laws and regulations, our PRC subsidiaries, as wholly foreign-owned enterprises in China, may pay dividends only out of their respective accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to discretional funds. These reserve funds and discretional funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by SAFE and declaration and payment of withholding tax. Additionally, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends or make other distributions or payments to us. As a holding company, we may rely on dividends and other distributions on equity paid by our subsidiaries, including our PRC subsidiaries, for our cash and financing requirements. However, our PRC subsidiaries will not be able to pay dividends until they generate accumulated profits and meet the requirements described above. Please see “Risk Factor — PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds of this Offering to make loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business”; “Risk Factor — Payment of dividends is subject to restrictions under Nevada and the PRC laws; and “Risk Factor — Governmental control of currency conversion may affect the value of your investment.”

If we are deemed by the PRC tax authorities as a PRC tax resident enterprise for tax purposes, any dividends we pay to our non-PRC resident shareholders may be regarded as China-sourced income and as a result, may be subject to PRC withholding tax at a rate of up to 10.0%. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot be certain that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends to be paid by our WFOE, QHDX, to our Hong Kong subsidiary. Our WFOE currently does not have any plan to declare and pay dividends, and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. Our Hong Kong subsidiary will apply for the tax resident certificate when our WFOE plans to declare and pay dividends.

The following discussions illustrate taxes we would hypothetically be required to pay in China, assuming that: (i) our PRC subsidiaries have taxable earnings, and (ii) they determine to pay dividends in the future:

Taxation Scenario Statutory Tax and Standard Rates
Hypothetical pre-tax earnings	100%
Tax on earnings at statutory rate of 25%(2)	(25)%
Net earnings available for distribution	75%
Withholding tax at standard rate of 10%(3)	(7.5)%
Net distribution to Parent/Shareholders	67.5%

Notes:

(1)	For purposes of this example, the tax calculation has been simplified. The hypothetical book pre-tax earnings amount, not considering timing differences, is assumed to equal taxable income in China. For income tax purposes, our PRC subsidiaries file income tax returns on a separate company basis.
(2)	Certain of our subsidiaries qualify for preferential income tax rates 20% in China. However, such rates are subject to qualification, are temporary in nature, and may not be available in a future when distributions are paid. For purposes of this hypothetical example, the table above reflects a maximum tax scenario under which the full statutory rate would be effective.
(3)	The PRC Enterprise Income Tax Law imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise, or FIE, to its immediate holding company outside of China. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, a lower withholding income tax rate of 5% is applied, subject to a qualification review at the time of the distribution. For purposes of this hypothetical example, the table above assumes a maximum tax scenario under which the full withholding tax would be applied.

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

Regulations Relating to Food Business Operations

The PRC laws and regulations governing food business activities and operations primarily consist of the Food Safety Law of the PRC, effective as of April 29, 2021 (the “Food Safety Law”); the Regulations on the Implementation of the Food Safety Law, effective as of December 1, 2019 (the “Food Safety Regulations”); the Product Quality Law, effective as of December 29, 2018; the Administrative Measures for Food Recalls, as amended in October 23, 2020; the Special Rules of the State Council on Strengthening the Supervision and Management of the Safety of Food and Other Products, effective as of July 26, 2007; the Administrative Measures for Food Distribution Licensing, effective as of November 17, 2017; and the Law of the People’s Republic of China on the Protection of Consumer Rights and Interests, effective as of November 17, 2017. Other laws and regulations relevant to our business include, among others, the E-Commerce Law of the People’s Republic of China, effective as of January 1, 2019; the Law of the People’s Republic of China on Import and Export Commodity Inspection, effective as of April 29, 2021; Foreign Trade Law of the People’s Republic of China, effective as of November 7, 2016; and Measures of the People’s Republic of China for the Administration of Safety of Imported and Exported Food, effective as of January 1, 2022.

The Food Safety Law of the People’s Republic of China, as most recently amended and effective on April 29, 2021, governs activities with respect to food manufacturing and processing (hereinafter referred to as “food manufacturing”) and circulation of foods and food and beverage services (hereinafter referred to as “food business operations”). the PRC adopts a system of supervision, monitoring and appraisal on the food safety risks, compulsory adoption of food safety standards. To engage in food production, sale or catering services, the business operators shall obtain a license in accordance with the laws and regulations. However, the sale of edible agricultural products and the sale of pre-packaged food only are not subject to a permit. The sale of prepacked food shall be reported to the food safety regulatory department of the local government at or above the county level for recordation. As the date of this report, all of our PRC subsidiaries have obtained the required business licenses from the SAMR, and thirteen of our PRC subsidiaries are required to obtain food business licenses and have received such licenses pursuant to the Food Safety Law. Therefore, these subsidiaries are qualified to engage in food purchase and sale activities. Four of our subsidiaries are subject to the reporting requirement but have not completed the required recordation procedure. We intend to fully comply with such recordation requirement as soon as practicable. Guangdong provincial government has not issued detailed implementation rules, and as such, changes in rules and regulations may impose additional requirements for our subsidiaries in China.

Regulation on the Implementation of the Food Safety Law stipulate that, food manufacturers purchasing food ingredients, food additives and food-related products shall check the supplier’s license and product quality certificate; and inspect food ingredients without a product quality certificate pursuant to food safety standards; and shall not purchase or use food ingredients, food additives and food-related products which do not comply with food safety standards. In the contracts we signed with the suppliers, we require them to provide a laboratory qualification report on the products issued by authoritative institutions at the time when the product is delivered to certify product quality. The contract provides that the supplier shall bear the responsibility for product quality and safety. We strictly control the safety of the food purchased.

With a view to strengthening the administration of food production and operation, reducing and avoiding the harm of unsafe food so as to ensure the health and life safety of the general public, the Administrative Measures for Food Recalls are formulated according to the Food Safety Law of the People’s Republic of China and its implementation regulations. The food manufacturing is exposed to the foodstuffs recall system, food manufacturers shall, upon discovery that the foodstuffs manufactured do not comply with food safety standards or based on the evidence that the foodstuffs may endanger human health, forthwith cease manufacturing, recall foodstuffs from the market, notify the relevant food business operators and consumers, and record information of the recall and notification. Where the food manufacturer or business operator failed to recall foodstuffs or cease business operation pursuant to the provisions of this Article, the food safety supervision and administration department of the local government may order the food manufacturer or business operator to recall foods or cease business operations. We have not had an emergency food recall.

The Standing Committee of the National People’s Congress promulgated the Product Quality Law of the PRC, released and effective on December 29, 2018, which provides the producers and sellers should bear liability for product quality. Pursuant to the Regulations on the Implementation of the Food Safety Law, issued on October 11, 2019, and effective on December 1, 2019, as a food seller, we should abide by the Product Quality Law, which stipulates product quality liability and obligations of food sellers. Sellers shall adopt measures to maintain the quality of products sold, and shall not counterfeit or imitate quality marks such as certification marks, shall not adulterate or mix improper elements with the products, shall not use fake products as genuine products or products of poor quality as high quality products, shall not falsify the place of origin of products and shall not falsify or imitate the name or address of another factory, among other things.

If a product does not comply with the national or industry standards for the protection of health or personal safety or the safety of property, the product manufacturer or seller will be ordered to cease their production or sale. Products that have been illegally produced or sold shall be confiscated. A fine shall be imposed equal to an amount greater than the value of the products that have been illegally produced or sold (hereafter including products already sold and goods not yet sold) but less than three (3) times the value of the products; where there is illegal income, the illegal income shall be confiscated; where the circumstances are serious, the business license shall be revoked; where the case constitutes a crime, criminal liability shall be pursued in accordance with law.

In the case of damage to consumers due to defects in the product, the Product Quality Law of the PRC stipulates the corresponding responsible party. If a defect in a product causes physical injury or damage to third party property, the party which was injured or incurred damage may claim compensation against the producer or may claim compensation against the seller. If the producer of the product is liable and compensation is made by the seller of the product, the seller of the product shall have the right of recovery against the producer of the product; if the seller of the product is liable and compensation is made by the producer of the product, the producer of the product shall have the right of recovery against the seller of the product. Where a product is defective due to a mistake made by the seller and such defect causes physical injury or damage to third party property, the seller shall bear liability for compensation. If a seller is unable to identify the producer of a defective product and is also unable to identify the supplier thereof, the seller shall bear liability for compensation. All the products we sell are sourced from upstream suppliers. In the event that we are held liable for product defects as a seller, we have the right to recover compensation or damages paid to consumers from the supplier in accordance with applicable law.

Special Rules of the State Council on Strengthening the Supervision and Management of the Safety of Food and Other Products were promulgated and came into force on July 26, 2007. The products as mentioned in these Rules shall include edible agricultural products, and other products related to the human health and life safety, in addition to food. A business operator shall be responsible for the safety of products sold by it, and shall not sell products that do not conform to the statutory requirements. A seller must establish and implement a product supply inspection and acceptance system, examine the business qualifications of suppliers, verify the certificates of qualified products and product labels, and establish a product supply account to truly record the names, specifications, quantities, suppliers and their contacts, time of supply of products. The product supply account and sale account shall be kept for at least two years. By the production lot of products, a seller shall ask for an inspection report issued by an inspection agency in conformity with the statutory conditions or a photocopy of an inspection report signed or sealed by the suppler from the supplier; and where such an inspection report or a photocopy of an inspection report cannot be provided, the products shall not be sold.

Measures for the Supervision and Administration of the Sanitation of Domestic Drinking Water shall apply to the supervision and administration of the sanitation of central water supply and secondary water supply entities and products involving the sanitation and safety of drinking water. The PRC adopts a sanitary licensing system for products involving the sanitation and safety of drinking water. The entities and individuals that produce products involving the sanitation and safety of drinking water shall apply for the sanitary licensing approval documents for their products to the competent departments of health and family planning of governments as required, and may not produce or sell those products until they have obtained the approval documents. No entity or individual may produce, sell or use the products as mentioned in the preceding paragraph without approval documents. Products involving the sanitation and safety of drinking water shall be subject to sanitation and safety evaluation in accordance with relevant provisions and shall conform to the requirements of sanitary standards and specifications. Products involving the sanitation and safety of drinking water that are produced by using new materials, new processes and new chemical substances shall obtain the sanitary licensing approval documents issued by the competent department of health and family planning of the State Council; and products involving the sanitation and safety of drinking water other than those produced by using new materials, new processes and new chemical substances shall obtain the sanitary licensing approval documents issued by the competent departments of health and family planning of the provincial people’s governments.

E-Commerce Law of the People’s Republic of China was promulgated on August 31, 2018 and came into force on January 1, 2019. “E-commerce businesses” means natural persons, legal persons or organizations without the status of legal person that engage in the business activities of selling commodities, or providing services, through the Internet or any other information network, including e-commerce platform businesses, in-platform businesses, and e-commerce businesses that sell commodities or provide services through a self-built website or any other network services. “E-commerce platform business” means a legal person, or an organization without the status of legal person, which, in e-commerce, provides both or multiple parties to trading with services We are both an e-commerce businesses and an e-commerce platform business. E-commerce business operators shall complete market entity registration formalities pursuant to the law, except for individuals selling self-produced agricultural products and home-made handicraft products, and individuals using their own skills to engage in convenient labor activities and sporadic small transactions for which licensing is not required, as well as e-commerce business operators who are not required to register pursuant to the laws and administrative regulations. The E-commerce platform businesses are required to develop commodities and service quality assurance mechanism favorable to e-commerce development and protection of consumer rights and interests. As an e-commerce business, we shall sell commodities or provide services meeting the requirements for guaranteeing personal and property safety and for environmental protection and shall not sell or provide commodities or services the trading of which is prohibited by any law or administrative regulation. As an e-commerce platform business, we shall request a business applying for selling commodities or providing services in our platform to submit authentic information including its identity, address, contact information, and administrative licensing, make verification and registration, establish a register, and make regular updates and verification, submit the identity information of in-platform businesses to the administrative authorities and taxation authorities, and remind a business that has not made market participant registration to make registration as legally required.

The Consumer Rights and Interests Protection Law of the PRC, or the Consumer Protection Law, promulgated on October 31, 1993 and most recently amended on October 25, 2013 (effective as of March 15, 2014), provides that consumers shall be entitled to the protection of their personal safety and property security at the time of purchase and use of goods and receipt of services. Consumers shall have the right to require that the goods and services provided by business operators satisfy the requirements for protection of consumers’ personal safety and property security. Consumers shall be entitled to the knowledge of actual information of the goods they purchase or use and the services they receive. Consumers shall have the right to require business operators to provide, based on different situations of the goods or services, the relevant information pertaining to the price, place of manufacturing, manufacturer, purpose, function, specifications, grade, main ingredients, manufacturing date, shelf life, inspection certificate, user manual, after-sale services of goods or the contents, specifications and fees and charges of services, etc. In the sales contract, we guarantee the specifications, quality and safety, origin and price of the products consistent with the contract.

The Law sets out the obligations of business operators and the rights and interests of the customers. For example, business operators must guarantee the quality, function, usage, term of validity, personal or property safety requirement of the goods and services and provide customers with authentic information about the goods and services. Consumer whose legitimate rights and interests are harmed in the purchase of goods or receipt of services rendered through an online trading platform may seek compensation from the seller or the service provider.

Additionally, Internet information service providers, under the Civil Code of the PRC, which became effective on January 1, 2021, shall bear tortious liabilities in the event they infringe upon other person’s rights and interests due to providing false or inaccurate content through the internet. Where an internet service provider conducts tortious acts through internet services, the infringed person has the right to request the internet service provider take necessary actions such as deleting contents, screening and de-linking. Failing to take necessary actions after being informed, the internet service provider will be subject to its liabilities with regard to the additional damages incurred. Where an internet service provider knows that an internet user is infringing upon other persons’ rights and interests through its internet service but fails to take necessary actions, it is jointly and severally liable with the internet user.

Regulations Relating to M&A Rules and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or the CSRC, adopted the Regulations on Mergers of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and was amended on June 22, 2009. Foreign investors shall comply with the M&A Rules when they purchase equity interests of a domestic company or subscribe the increased capital of a domestic company, thus changing the nature of the domestic company into a foreign-invested enterprise; or when the foreign investors establish a foreign-invested enterprise in the PRC, purchase the assets of a domestic company and operate the assets; or when the foreign investors purchase the asset of a domestic company, establish a foreign-invested enterprise by injecting such assets and operate the assets. The M&A Rules purport, among other things, to require offshore special purpose vehicles formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

According to the Anti-Monopoly Law which took effect as at August 1, 2008, where the concentration of business operators reaches the filing thresholds stipulated by the State Council, business operators shall file a declaration with the SAMR, and no concentration shall be implemented until the SAMR clears the anti-monopoly filing. Pursuant to the Notice of the General Office of the State Council on the Establishment of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors and the Security Review Rules issued by the General Office of the State Council on February 3, 2011 and became effective on March 3, 2011, mergers and acquisitions by foreign investors that raise “national defense and security” concerns, and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns, are subject to strict review by the PRC government authorities. On August 25, 2011, the MOFCOM issued the Provisions of the Ministry of Commerce for the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which provides that if a foreign investor’s merger or acquisition of a domestic enterprise falls within the scope of security review specified in the Notice of the General Office of the State Council on the Establishment of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, the foreign investor shall file an application with MOFCOM for security review. Whether a foreign investor’s merger or acquisition of a domestic enterprise falls within the scope of security review or not shall be determined based on the substance and actual influence of the merger or acquisition transaction. No foreign investor is allowed to substantially avoid the security review in any way, including but not limited to, holding shares on behalf of others, trust arrangements, multi-level reinvestment, leasing, loans, contractual control, or overseas transactions.

On December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the “Draft Overseas Listing Regulations,” which are currently published for public comments only. The Draft Overseas Listing Regulations require that companies applying for overseas issuance, listing and post-listing capital operations, including IPO, multi-listing, spin-off listing, SPAC, refinancing, issuance for asset acquisitions, equity incentives, and changes of control and other stipulated transactions, shall be subject to statutory procedures, such as filing and information reporting requirement. Overseas issuance and listings include direct and indirect issuance and listings. Where an enterprise whose principal business activities are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise based on equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities are deemed an indirect overseas issuance and listing under the Draft Overseas Listing Regulations. According to the Draft Overseas Listing Regulations, among other things, after making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three working days. The required filing materials with the CSRC include (without limitation): (i) record-filing reports and related undertakings, (ii) compliance certificates, filing or approval documents from the primary regulator of the applicants’ businesses (if applicable), (iii) security assessment opinions issued by related departments (if applicable), (iv) PRC legal opinions, and (v) prospectus. In addition, overseas offerings and listings may be prohibited for such China-based companies when any of the following applies: (1) if the intended securities offerings and listings are specifically prohibited by the laws, regulations or provision of the PRC; (2) if the intended securities offerings and listings may constitute a threat to, or endanger national security as reviewed and determined by competent authorities under the State Council in accordance with laws; (3) if there are material ownership disputes over applicants’ equity interests, major assets, core technologies, or the others; (4) if, in the past three years, applicants’ domestic enterprises or controlling shareholders, de facto controllers have committed corruption, bribery, embezzlement, misappropriation of property, or other criminal offenses disruptive to the order of the socialist market economy, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (5) if, in the past three years, any directors, supervisors, or senior executives of applicants have been subject to administrative punishments for severe violations, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (6) other circumstances as prescribed by the State Council. The Draft Administrative Provisions further stipulate that a fine between RMB 1 million and RMB 10 million may be imposed if an applicant fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Draft Rules Regarding Overseas Listings, and in cases of severe violations, a parallel order to suspend relevant businesses or halt operations for rectification may be issued, and relevant business permits or operational license revoked.

Regulations Relating to Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Industry Guidelines of Encouraged Foreign Investment, or the Industry Guidelines, effective on January 27, 2021, and the Special Administrative Measures for Entrance of Foreign Investment (Negative List), or the Negative List, effective on July 23, 2020, and together with the PRC Foreign Investment Law, which took effect on January 1, 2020, and its respective implementation rules and ancillary regulations. The Industry Guidelines and the Negative List lay out the basic framework for foreign investments in China, classifying businesses into three categories with regard to foreign investments: “encouraged”, “restricted” and “prohibited”. Industries not listed in the Industry Guidelines or the Negative List are generally deemed as falling into a fourth category “permitted” unless specifically restricted by other PRC laws. The Negative List specifies that Investment in Internet news service, Internet publishing service, Internet audio-visual program service, cyber culture operation (except for music) and Internet information dissemination service (except for contents opened up in China’s WTO commitments) shall be prohibited.

According to the PRC Foreign Investment Law, foreign investments shall enjoy pre-entry national treatment, except for those foreign-invested entities that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list.” While foreign investors shall refrain from investing in any of the foreign “prohibited” industries, foreign-invested entities operating in foreign “restricted” industries shall require market entry clearance and other approvals from relevant PRC governmental authorities. Furthermore, the PRC Foreign Investment Law provides that foreign-invested enterprises that have been established before the implementation of PRC Foreign Investment Law according to the then existing laws regulating foreign investments may maintain their structure and corporate governance within five years after the implementation of the PRC Foreign Investment Law.

On December 19, 2020, MOFCOM and NDRC released the Measures for the Security Review of Foreign Investments, which took effect on January 18, 2021.For foreign investments within the following scope, foreign investors or the relevant parties in China (hereinafter referred to collectively as the “parties concerned”) shall take the initiative to declare to the office of the working mechanism prior to implementation of the investments:…(II) investments in important agricultural products, important energy and resources, important equipment manufacturing, important infrastructure, important transport services, important cultural products and services, important information technology and Internet products and services, important financial services, key technologies and other important fields relating to national security, and obtaining the actual controlling stake in the investee enterprise. Prior to a decision made by the office of the working mechanism, the parties concerned shall not make the investment. The parties concerned shall not make the investment unless the office of the working mechanism decides that security review is not required. Where the declared foreign investment affects national security, a decision on prohibiting the investment shall be made. Foreign-invested entities of the group have businesses that conduct Internet services, but not related to national security within the scope of the regulations above.

On December 26, 2019, the State Council promulgated the Regulations for Implementing the PRC Foreign Investment Law, which took effect on January 1, 2020. The implementation regulations further clarified that the State encourages and promotes foreign investments, protects the lawful rights and interests of foreign investors, regulates foreign investment administration, continues to optimize foreign investment environment, and advances a higher-level opening.

On December 30, 2019, MOFCOM and SAMR jointly promulgated the Measures for Information Reporting on Foreign Investment, which became effective on January 1, 2020. Pursuant to the Measures for Information Reporting on Foreign Investment, where a foreign investor carries out investment activities in China directly or indirectly, the foreign investor or the foreign-invested enterprise shall submit the investment information to the competent commerce department.

Regulations related to Anti-Monopoly and Competition

On August 17, 2021, the State Administration for Market Regulation, or the SAMR, issued a discussion draft of Provisions on the Prohibition of Unfair Competition on the Internet, under which business operators should not use data or algorithms to hijack traffic or influence users’ choices, or use technical means to illegally capture or use other business operators’ data. Furthermore, business operators are not allowed to (i) fabricate or spread misleading information to damage the reputation of competitors, or (ii) employ marketing practices such as fake reviews or use coupons or “red envelopes” to entice positive ratings.

On September 11, 2020, the Anti-Monopoly Commission of the State Council issued Anti-Monopoly Compliance Guideline for Operators, which requires operators to establish anti-monopoly compliance management systems under the PRC Anti-Monopoly Law to manage anti-monopoly compliance risks. On February 7, 2021, the Anti-Monopoly Commission of the State Council published Anti-Monopoly Guidelines for the Internet Platform Economy Sector that specified circumstances where an activity of an internet platform will be identified as monopolistic act as well as concentration filing procedures for business operators, including those involving variable interest entities, or the VIEs. According to the PRC Anti-Monopoly Law, if a business operator carries out a concentration in violation of the law, the relevant authority shall order the business operator to terminate the concentration, dispose of the shares or assets or transfer the business within a specified time limit, or take other measures to restore the pre-concentration status, and impose a fine of up to RMB500,000.

On October 23, 2021, the Standing Committee of the National People’s Congress issued a discussion draft of the amended Anti-Monopoly Law, which proposes to increase the fines for illegal concentration of business operators to no more than ten percent of its last year’s sales revenue if the concentration of business operator has or may have an effect of excluding or limiting competitions; or a fine of up to RMB5 million if the concentration of business operator does not have an effect of excluding or limiting competition. The draft also proposes that the relevant authority shall investigate a transaction where there is any evidence that the concentration has or may have the effect of eliminating or restricting competitions, even if such concentration does not reach the filing threshold.

Regulations Relating to Value-added Telecommunications Services

Pursuant to the Provisions on Administration of Foreign-Invested Telecommunications Enterprises which was promulgated by the State Council on December 11, 2001 and amended on September 10, 2008 and February 6, 2016, or the FITE Regulations, and the Telecommunications Regulations of the PRC, or the Telecom Regulations, promulgated by the PRC State Council on September 25, 2000 and most recently amended on February 6, 2016, telecom operators shall apply for a telecommunications business permit pursuant to the provisions of these Regulations. No organization or individual shall engage in telecommunications business without obtaining a telecommunications business permit. In addition, the ultimate foreign equity ownership in a value-added telecommunications services provider shall not exceed 50%. Moreover, for a foreign investor to acquire any equity interest in value-added telecommunication business in China, it must satisfy a number of stringent performance and operational experience requirements, including demonstrating good track records and experience in operating value-added telecommunication business overseas.

On June 19, 2015, the Ministry of Industry and Information Technology, or the MIIT, issued the Circular on Removing the Restrictions on Equity Ratio Held by Foreign Investors in Online Data Processing and Transaction Processing (Operating E-Commerce) Business, allowing foreign investors to own 100% of equity interest in an operator of “operating e-commerce” business. The latest Negative List further provides that foreign investors are allowed to hold more than 50% equity interests in a value-added telecommunications service provider engaging in e-commerce, domestic multiparty communication, storage-and-forward and call center businesses, while other requirements with respect to track record and experience provided by the FITE Regulations shall still apply and foreign investors are still prohibited from holding more than 50% of equity interest in a provider of other subcategories of value-added telecommunications services.

Regulations Relating to Cybersecurity and Privacy Protection

The PRC Constitution states that PRC law protects the freedom and privacy of communications of citizens and prohibits infringement of these rights. In recent years, PRC government authorities have enacted legislation on the Internet use to protect personal information from any unauthorized disclosure. Under the Several Provisions on Regulating the Market Order of Internet Information Services which was promulgated by MIIT on December 29, 2011, an Internet content service operator may not collect any user personal information or provide any such information to third parties without the consent of a user, unless otherwise stipulated by laws and administrative regulations. An Internet content service operator must expressly inform the users of the method, content and purpose of the collection and processing of such user personal information and may only collect such information necessary for the provision of its services. An Internet content service operator is also required to properly keep the user personal information, and in case of any leak or likely leak of the user personal information, the Internet content service operator must take immediate remedial measures and, in severe circumstances, to make an immediate report to the telecommunication regulatory authority.

In addition, the Decision on Strengthening Network Information Protection, which was promulgated by the Standing Committee of NPC on December 28, 2012, provides that electronic information that is able to identify personal identities of citizens or is concerned with personal privacy of citizens is protected by law and shall not be unlawfully obtained or provided. Internet content service operators collecting or using personal electronic information of citizens shall specify purposes, manners and scopes of information collection and use, obtain the consent of citizens concerned, and strictly keep confidential personal information collected. Internet content service operators are prohibited from disclosing, tampering with, damaging, selling or illegally providing others with personal information collected. Technical and other measures are required to be taken by Internet content service operators to prevent personal information collected from unauthorized disclosure, damage or being lost. Internet content service operators are subject to legal liability, including warnings, fines, confiscation of illegal gains, revocation of licenses or filings, closing of websites concerned, public security administration punishment, criminal liabilities, or civil liabilities, if they violate relevant provisions on Internet privacy.

Pursuant to the Order for the Protection of Telecommunication and Internet User Personal Information which was promulgated by MIIT on July 16, 2013, any collection and use of users’ personal information must be subject to the consent of the users, abide by the principles of legality, rationality and necessity and be within the specified purposes, methods and scopes. Pursuant to the Ninth Amendment to the Criminal Law which was issued by the Standing Committee of NPC on August 29, 2015 and became effective on November 1, 2015, any Internet service provider that fails to fulfill obligations to manage information and network security as required by applicable laws and refuses to rectify upon orders from government authorities, will be subject to the criminal penalty if such failure (i) causes dissemination of illegal information in large scale; (ii) causes user information leaks resulting in severe consequences; (iii) causes serious loss of evidence to criminal investigations; or (iv) implicates other severe circumstances. Moreover, any individual or entity that (i) sells or provides personal information to others in violation of applicable laws, or (ii) steals or illegally obtains any personal information, in either case implicating severe circumstances, will be subject to the criminal penalty. The PRC government, however, has the power and authority to order Internet content service operators to turn over personal information if an Internet user posts any prohibited content or engages in illegal activities on the Internet.

To further regulate cybersecurity and privacy protection, the PRC Cybersecurity Law which was promulgated by the Standing Committee of NPC on November 7, 2016 and took effect on June 1, 2017, provides that: subject to certain exceptions, (i) to collect and use personal information, network operators must follow the principles of legitimacy, rightfulness, and necessity, disclose their rules of data collection and use, clearly express the purposes, means, and scope of collecting and using the information, and obtain the consent of the persons whose data is gathered; (ii) network operators can neither gather personal information unrelated to the services they provide, nor gather or use personal information in violation of the provisions of laws and administrative regulations or the scopes of consent given by the persons whose data is gathered, and must dispose of personal information they have saved in accordance with the provisions of laws and administrative regulations and agreements reached with users; (iii) network operators cannot divulge, tamper with, or damage the personal information they have collected, and cannot provide the personal information to others without the consent of persons whose data is collected. According to the PRC Cybersecurity Law, personal information refers to all kinds of information that are recorded electronically or that can otherwise be used to independently identify or be combined with other information to identify natural persons’ personal information, including but not limited to natural persons’ names, dates of birth, identification numbers, biologically identified personal information, addresses, and telephone numbers. Any Internet information services provider that violates these privacy protection requirements under the PRC Cybersecurity Law and related laws and regulations may be ordered to turn in illegal gains generated from unlawful operations and pay a fine of no less than one but no more than ten times of the illegal gains and may be ordered to cease the relevant business operations when the violation is serious.

On June 28, 2016, the CAC issued the Administrative Provisions on Mobile Internet Applications Information Services, which became effective on August 1, 2016, to further strengthen the regulation of the mobile app information services. Pursuant to these provisions, owners or operators of mobile apps that provide information services are required to be responsible for information security management, establish and improve the protective mechanism for user information, observe the principles of legality, rightfulness and necessity, and expressly state the purpose, method and scope of, and obtain user consent to, the collection and use of users’ personal information.

On May 8, 2017, the Supreme People’s Court and the Supreme People’s Procuratorate issued the Interpretations of the Supreme People’s Court and the Supreme People’s Procuratorate on Several Issues Concerning the Application of Law in the Handling of Criminal Cases Involving Infringement of Citizens’ Personal Information, or the Personal Information Interpretations, which became effective on June 1, 2017. The Personal Information Interpretations provides more practical conviction and sentencing criteria for the infringement of citizens’ personal information.

On January 23, 2019, the PRC Office of the Central Cyberspace Affairs Commission and other three authorities jointly issued the Circular on the Special Campaign of Correcting Unlawful Collection and Usage of Personal Information via Apps. Pursuant to this circular, (i) app operators are prohibited from collecting any personal information irrelevant to their services; (ii) information collection and usage policy should be presented in a simple and clear way, and such policy should be consented by the users voluntarily, and; (iii) authorization from users should not be obtained by coercing users with default or bundling clauses or making consent a condition of service. App operators violating these rules can be ordered by authorities to correct their noncompliance within a given period of time, be publicly reported, or ordered to quit its operation or cancel its business license or operational permits.

On April 10, 2019, the Ministry of Public Security promulgated the Guidelines for Internet Personal Information Security Protection, which establishes the management mechanism, security technical measures and business workflows for personal information security protection. On August 22, 2019, the CAC promulgated the Provisions on the Cyber Protection of Children’s Personal Information which requires, among others, that network operators who collect, store, use, transfer and disclose personal information of children under the age of 14 shall establish special rules and user agreements for the protection of children’s personal information, inform the children’s guardians in a noticeable and clear manner, and shall obtain the consent of the children’s guardians.

On November 28, 2019, the CAC, MIIT, the Ministry of Public Security and SAMR jointly promulgated the Measures for the Determination of the Collection and Use of Personal Information by Apps in Violation of Laws and Regulations, which provides guidance for the regulatory authorities to identify the illegal collection and use of personal information through mobile apps, and for the app operators to conduct self-examination and self-correction and social supervision by citizens.

On May 28, 2020, the NPC approved the Civil Code of the PRC or the Civil Code, which came into effect on January 1, 2021. Pursuant to the Civil Code, the personal information of a natural person shall be protected by the law. Any organization or individual that needs to obtain personal information of others shall obtain such information legally and ensure the safety of such information, and shall not illegally collect, use, process or transmit personal information of others, or illegally purchase or sell, provide or make public personal information of others. Furthermore, information processors shall not divulge or tamper with personal information collected or stored by them; without the consent of a natural person, information processors shall not illegally provide personal information of such person to others, except for information that has been processed so that specific persons cannot be identified and that cannot be restored. In addition, an information processor shall take technical measures and other necessary measures to ensure the security of the personal information that is collected and stored and to prevent the information from being divulged, tampered with or lost; where personal information has been or may be divulged, tampered with or lost, the information processor shall take remedial measures in a timely manner, inform the natural person concerned in accordance with the provisions and report the case to the relevant competent department.

On August 20, 2021, the SCNPC adopted the Personal Information Security Law, which took effect on November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

On November 14, 2021, the CAC published the Regulations of Internet Data Security Management (Draft for Comments), which further regulate the internet data processing activities and emphasize the supervision and management of network data security, and further stipulate the obligations of internet platform operators, such as to establish a system for disclosure of platform rules, privacy policies and algorithmic strategies related to data. Specifically, the draft regulations require data processors to, among others, (i) adopt immediate remediation measures when finding that network products and services they use or provide have security defects and vulnerabilities, or threaten national security or endanger public interest, and (ii) follow a series of detailed requirements with respect to processing of personal information, management of important data and proposed overseas transfer of data. In addition, the draft regulations require data processors handling important data or the data processors to be listed overseas to complete an annual data security assessment and file a data security assessment report to applicable regulators. Such annual assessment, as required by the draft regulations, would encompass areas including, but not limited to, the status of important data processing, data security risks identified and the measures adopted, the effectiveness of data protection measures, the implementation of national data security laws and regulations, data security incidents that occurred and their handling, and a security assessment with respect to sharing and provision of important data overseas. As of the date of this report, the draft regulations have been released for public comment only and have not been formally adopted. The final provisions and the timeline for its adoption are subject to changes and uncertainties.

We currently operate an online trading platform, primarily engaged in sales of products to our customers in China, where our customers can register as members first, and then search for, purchase or sell any desired food and beverage products. Our online platform collects and transmits product, supplier and customer information and data. Since our online trading platform has only been in operation for about a year, we are in the process of studying the newly issued rules and regulations governing cybersecurity and data protection and the industry best practice, as well as assessing the extent to which our information and data system is not in full compliance with the various requirements under the newly proposed regulations.

We are committed to taking the necessary actions to satisfy the effective personal information protection and internet data security regulatory requirements. We have designed a user information protection mechanism, which includes the following measures: (i) adopt data security technical measures by the introduction of an extended verification (EV) SSL certificate at the user information security technology implementation level, offering strong encryption technology and extended verification function, and providing security guarantee for online transactions; (ii) improve the technical level protection and the monitoring mechanism for data use, and for the data modules related to user information in the e-commerce platform system, use MD5 irreversible encryption for storage and display of information security sensitive fields; (iii) develop a complete personal information operation process and system, and designate responsible personnel system for information security work; (iv) develop a user information collection, storage and user rules and privacy agreement, following the “inform + express consent” model, informing users of the purpose, method and scope of information collection and use, as well as the channels for inquiring and correcting inaccuracies in information and data; (v) conduct assessments on technology, operational risks and system common issues, and data security governance; (vi) voluntarily engage a data security service organization to conduct an annual data security assessment and fulfil reporting obligations if required by applicable rules and regulations; (vii) establish an emergency plan for personal information security incidents, which includes, among other things, an emergency response mechanism for security incidents, incident impact assessment and mitigation measures, and emergency response training and drills; (viii) provide training to employees; and (ix) promote consumer data protection awareness and education engagement. We have implemented most of above measures and plan to put in place the remaining measures by mid-2022. We are committed to taking the necessary actions to satisfy the effective personal information protection and internet data security regulatory requirements in accordance with the applicable laws.

Regulations Relating to Intellectual Property Rights

Patent

Patents in the PRC are principally protected under the Patent Law of the PRC. The duration of a patent right is either 10 years or 15 year or 20 years from the date of application, depending on the type of patent right. The Patent Law of the PRC and its implementation rules provide for three types of patents, namely, “invention”, “utility model” and “design”. Invention patents are valid for twenty years, utility model patents are valid for fifteen years, while design patents are valid for ten years, from the date of application. The Chinese patent system adopts a “first-to-file” principle, which means that where more than one person files a patent application for the same invention, a patent will be granted to the person who files the application first. To be patentable, invention or utility models must meet three criteria: novelty, inventiveness and practicability. A third party must obtain consent or a proper license from the patent owner to use the patent. Otherwise, the use constitutes an infringement of the patent rights.

Copyright

Copyright in the PRC, including copyrighted software, is principally protected under the Copyright Law of the PRC and related rules and regulations. Under the Copyright Law, promulgated in September 1990, implemented in June 1991, amended in October 2001, February 2010 and November 2020, and effective on June 1, 2021 the term of protection for copyrighted software is 50 years. The Regulation on the Protection of the Right to Communicate Works to the Public over Information Networks, as most recently amended on January 30, 2013, provides specific rules on fair use, statutory license, and a safe harbor for use of copyrights and copyright management technology and specifies the liabilities of various entities for violations, including copyright holders, libraries and Internet service providers.

Trademark

Registered Trademarks are protected by the PRC Trademark Law which was adopted by the Standing Committee of NPC on August 23, 1982 and most recently amended on April 23, 2019 as well as the Implementation Regulation of the PRC Trademark Law which was adopted by the State Council on August 3, 2002 and amended on April 29, 2014. The Trademark Office of the National Intellectual Property Administration under SAMR handles trademark registrations and grants a term of ten years to registered trademarks which may be renewed for consecutive ten-year periods upon request by the trademark owner. For licensed use of a registered trademark, the licensor shall file record of the licensing of the said trademark with the Trademark Office, otherwise it may not defend against a bona fide third party. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark for which a registration has been made is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same kind of or similar commodities or services, the application for registration of such trademark may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use.

Under PRC law, any of the following acts will be deemed as an infringement to the exclusive right to use a registered trademark: (i) use of a trademark that is the same as or similar to a registered trademark for identical or similar goods without the permission of the trademark registrant; (ii) sale of any goods that have infringed the exclusive right to use any registered trademark; (iii) counterfeit or unauthorized production of the label of another’s registered trademark, or sale of any such label that is counterfeited or produced without authorization; (iv) change of any trademark of a registrant without the registrant’s consent, and selling goods bearing such replaced trademark on the market; or (v) other acts that have caused any other damage to another’s exclusive right to use a registered trademark.

According to the PRC Trademark Law, in the event of any of the foregoing acts, the infringing party will be ordered to stop the infringement immediately and may be imposed a fine; the counterfeit goods will be confiscated. The infringing party may also be held liable for the right holder’s damages, which will be equal to the losses suffered by the right holder as a result of the infringement, including reasonable expenses incurred by the right holder for stopping the infringement, or the gains obtained by the infringing party if the losses are difficult to be ascertained. If both gains and losses are difficult to be ascertained, the damages may be determined by referring to the amount of royalties for the license of such trademarks, which will be one to five times of the royalties in the case of any serious infringement with malicious intent. If the gains, losses and royalties are all difficult to be ascertained, the court may render a judgment awarding damages no more than RMB5 million. Notwithstanding the above, if a distributor does not know that the goods it sells infringe another’s registered trademark, it will not be liable for infringement provided that the seller shall prove that the goods are lawfully obtained and identify its supplier.

Domain Name

Domain names are protected under the Administrative Measures on Internet Domain Names promulgated by the MIIT on August 24, 2017 and effective as of November 1, 2017. Domain name registrations are handled through domain name service agencies established under the relevant regulations, and applicants become domain name holders upon successful registration.

Regulations Relating to Foreign Exchange

Regulations on Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, most recently amended on August 5, 2008. Under PRC foreign exchange regulations, payments of current account items, such as profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital account items, such as direct investments, repayment of foreign currency-denominated loans, repatriation of investments and investments in securities outside of China.

On November 19, 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, or Circular 59, which substantially amends and simplifies the current foreign exchange procedure. Pursuant to Circular 59, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds derived by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In 2013, SAFE specified that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC must be conducted by way of registration and banks must process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches. In February 2015, SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment, or SAFE Notice 13. Instead of applying for approvals regarding foreign exchange registrations of foreign direct investment and overseas direct investment from SAFE, entities and individuals may apply for such foreign exchange registrations from qualified banks. The qualified banks, under the supervision of SAFE, may directly review the applications and conduct the registration.

In March 2015, SAFE promulgated the Circular of the SAFE on Reforming the Management Approach regarding the Settlement of Foreign Capital of Foreign-invested Enterprise, or Circular 19, which expands a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises nationwide. Circular 19 replaced both the Circular of the SAFE on Issues Relating to the Improvement of Business Operations with Respect to the Administration of Foreign Exchange Capital Payment and Settlement of Foreign-invested Enterprises, or Circular 142, and the Circular of the SAFE on Issues concerning the Pilot Reform of the Administrative Approach Regarding the Settlement of the Foreign Exchange Capitals of Foreign-invested Enterprises in Certain Areas, or Circular 36. Circular 19 allows all foreign-invested enterprises established in the PRC to settle their foreign exchange capital on a discretionary basis according to the actual needs of their business operation, provides the procedures for foreign invested companies to use Renminbi converted from foreign currency-denominated capital for equity investments and removes certain other restrictions that had been provided in Circular 142. However, Circular 19 continues to prohibit foreign-invested enterprises from, among other things, using RMB funds converted from their foreign exchange capital for expenditure beyond their business scope and providing entrusted loans or repaying loans between non-financial enterprises. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective June 2016, which reiterates some of the rules set forth in Circular 19. Circular 16 provides that discretionary foreign exchange settlement applies to foreign exchange capital, foreign debt offering proceeds and remitted foreign listing proceeds, and the corresponding RMB capital converted from foreign exchange may be used to extend loans to related parties or repay inter-company loans (including advances by third parties). However, there are substantial uncertainties with respect to Circular 16’s interpretation and implementation in practice. Circular 19 or Circular 16 may delay or limit us from using the proceeds of offshore offerings to make additional capital contributions to our PRC subsidiaries and any violations of these circulars could result in severe monetary or other penalties.

In January 2017, SAFE promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, or Circular 3, which stipulates several capital control measures with respect to the outbound remittance of profits from domestic entities to offshore entities, including (i) banks must check whether the transaction is genuine by reviewing board resolutions regarding profit distribution, original copies of tax filing records and audited financial statements, and (ii) domestic entities must retain income to account for previous years’ losses before remitting any profits. Moreover, pursuant to Circular 3, domestic entities must explain in detail the sources of capital and how the capital will be used, and provide board resolutions, contracts and other proof as a part of the registration procedure for outbound investment.

On October 23, 2019, SAFE issued Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment, or the Circular 28, which took effect on the same day. Circular 28 allows non-investment foreign-invested enterprises to use their capital funds to make equity investments in China, provided that such investments do not violate the effective special entry management measures for foreign investment (negative list) and the target investment projects are genuine and in compliance with laws.

Regulation on Foreign Debt

A loan made by a foreign entity as direct or indirect shareholder in a FIE is considered to be foreign debt in China and is regulated by various laws and regulations, including the Regulation of the People’s Republic of China on Foreign Exchange Administration, the Interim Provisions on the Management of Foreign Debts, the Statistical Monitoring of Foreign Debts Tentative Provisions, the Detailed Rules for the Implementation of Provisional Regulations on Statistics and Supervision of External Debt, and the Administrative Measures for Registration of Foreign Debts. Under these rules and regulations, a shareholder loan in the form of foreign debt made to a PRC entity does not require the prior approval of SAFE. However, such foreign debt must be registered with and recorded by SAFE or its local branches within fifteen (15) business days after entering into the foreign debt contract. Pursuant to these rules and regulations, the maximum amount of the aggregate of (i) the outstanding balance of foreign debts with a term not longer than one year, and (ii) the accumulated amount of foreign debts with a term longer than one year, of a FIE shall not exceed the difference between its registered total investment and its registered capital, or Total Investment and Registered Capital Balance.

On January 12, 2017, the People’s Bank of China, or PBOC, promulgated the Notice of the People’s Bank of China on Matters concerning the Macro-Prudential Management of Full-Covered Cross-Border Financing, or PBOC Circular 9, which sets forth an upper limit for PRC entities, including FIEs and domestic enterprises, regarding their foreign debts. Pursuant to PBOC Circular 9, the outstanding cross-border financing of an enterprise (the outstanding balance drawn, here and below) shall be calculated using a risk-weighted approach, or Risk-Weighted Approach, and shall not exceed the specified upper limit, namely: risk-weighted outstanding cross-border financing £ the upper limit of risk-weighted outstanding cross-border financing. Risk-weighted outstanding cross-border financing =∑ outstanding amount of RMB and foreign currency denominated cross-border financing * maturity risk conversion factor * type risk conversion factor +∑ outstanding foreign currency denominated cross-border financing * exchange rate risk conversion factor. Maturity risk conversion factor shall be 1 for medium- and long-term cross-border financing with a term of more than one year and 1.5 for short-term cross-border financing with a term of one year or less than one year. Type risk conversion factor shall be 1 for on-balance-sheet financing and 1 for off-balance-sheet financing (contingent liabilities) for the time being. Exchange rate risk conversion factor shall be 0.5. The PBOC Circular 9 further provides that the upper limit of risk-weighted outstanding cross-border financing for enterprises, or Net Asset Limits, shall be 200% of its net assets. The PBOC Circular 9 does not supersede the Interim Provisions on the Management of Foreign Debts, but rather serves as a supplement to it. PBOC Circular 9 provided for a one-year transitional period, or the Transitional Period, from its promulgation date for FIEs, during which period FIEs could choose to calculate their maximum amount of foreign debt based on either (i) the Total Investment and Registered Capital Balance, or (ii) the Risk-Weighted Approach and the Net Asset Limits. Under the PBOC Circular 9, after the Transitional Period ends on January 11, 2018, the PBOC and SAFE will determine the cross-border financing administration mechanism for the foreign-invested enterprises after evaluating the overall implementation of PBOC Circular 9. In addition, according to PBOC Circular 9, a foreign loan must be filed with SAFE through the online filing system of SAFE after the loan agreement is signed and at least three business days prior to the borrower withdraws any amount from such foreign loan.

Regulation on Foreign Exchange Registration of Overseas Investment by PRC Residents

On July 4, 2014, SAFE issued Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37, that requires PRC residents, including PRC resident natural persons or PRC entities, to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. The term “control” under SAFE Circular 37 is broadly defined as the operation rights, beneficiary rights or decision-making rights acquired by the PRC residents in the offshore special purpose vehicles by such means as acquisition, trust, proxy, voting rights, repurchase, convertible bonds or other arrangements. In addition, such PRC residents must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. SAFE further enacted the Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which allows PRC residents to register with qualified banks in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. However, remedial registration applications made by PRC residents that previously failed to comply with the SAFE Circular 37 continue to fall under the jurisdiction of the relevant local branch of SAFE. Few remedial registration applications have in fact been approved by the SAFE or its local branch.

In the event that a PRC resident holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from distributing profits to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

Regulations Relating to Employment, Social Insurance and housing fund

The Labor Law and The Labor Contract Law provide requirements concerning employment contracts between an employer and its employees. If an employer fails to enter into a written employment contract with an employee within one year from the date on which the employment relationship is established, the employer must rectify the situation by entering into a written employment contract with the employee and pay the employee twice the employee’s salary for the period from the day following the lapse of one month from the date of establishment of the employment relationship to the day prior to the execution of the written employment contract. All employers must comply with local minimum wage standards. The Labor Contract Law and its implementation rules also require compensation to be paid upon certain terminations, which significantly affects the cost of reducing workforce for employers. In addition, if an employer intends to enforce a non-compete provision with an employee in an employment contract or non-competition agreement, it has to compensate the employee on a monthly basis during the term of the restriction period after the termination or ending of the labor contract. Employers in most cases are also required to provide a severance payment to their employees after their employment relationship are terminated. Violations of the PRC Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative and criminal liability in the case of serious violations.

Enterprises in China are required by PRC laws and regulations to participate in certain employee benefit plans, including social insurance funds, namely a pension plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan, and a housing provident fund, and contribute to the plans or funds in amounts equal to certain percentages of salaries, including bonuses and allowances, of the employees as specified by the local government from time to time at locations where they operate their businesses or where they are located. According to the Social Insurance Law, an employer that fails to make social insurance contributions may be ordered to pay the required contributions within a stipulated deadline and be subject to a late fee. If the employer still fails to rectify the failure to make social insurance contributions within the stipulated deadline, it may be subject to a fine ranging from one to three times the amount overdue. According to the Regulations on Management of Housing Fund, an enterprise that fails to make housing fund contributions may be ordered to rectify the noncompliance and pay the required contributions within a stipulated deadline; otherwise, an application may be made to a local court for compulsory enforcement.

Regulations on Taxes

Enterprise Income Tax

Under the Enterprise Income Tax Law of the PRC, or the EIT Law, which became effective on January 1, 2008 and was subsequently amended on February 24, 2017 and December 29, 2018, and its implementing rules, enterprises are classified as resident enterprises and non-resident enterprises. PRC resident enterprises typically pay an enterprise income tax at the rate of 25% while non-PRC resident enterprises without any branches in the PRC should pay an enterprise income tax in connection with their income from the PRC at the tax rate of 10%. An enterprise established outside of the PRC with its “de facto management bodies” located within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a PRC domestic enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define a de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Enterprises qualified as “High and New Technology Enterprises” are entitled to a 15% enterprise income tax rate rather than the 25% uniform statutory tax rate. The preferential tax treatment continues as long as an enterprise can retain its “High and New Technology Enterprise” status.

The EIT Law and the implementation rules provide that an income tax rate of 10% should normally be applicable to dividends payable to investors that are “non-resident enterprises,” and gains derived by such investors, which (a) do not have an establishment or place of business in the PRC or (b) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends and gains are derived from sources within the PRC. Such income tax on the dividends may be reduced pursuant to a tax treaty between China and other jurisdictions. Pursuant to the Arrangement Between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation on Income, or the Double Tax Avoidance Arrangement, and other applicable PRC laws, if a Hong Kong resident enterprise is determined by the competent PRC tax authority to have satisfied the relevant conditions and requirements under such Double Tax Avoidance Arrangement and other applicable laws, the 10% withholding tax on the dividends the Hong Kong resident enterprise receives from a PRC resident enterprise may be reduced to 5% upon receiving approval from in-charge tax authority. However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties issued on February 20, 2009 by the SAT, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment; and based on the Announcement on Relevant Issues Concerning the “Beneficial Owners” in Tax Treaties issued on February 3, 2018 by the SAT and effective from April 1, 2018, which replaces the Notice on the Interpretation and Recognition of Beneficial Owners in Tax Treaties and the Announcement on the Recognition of Beneficial Owners in Tax Treaties by the SAT, comprehensive analysis based on the stipulated factor therein and actual circumstances shall be adopted when recognizing the “beneficial owner” and agents and designated wire beneficiaries are specifically excluded from being recognized as “beneficial owners.”

Value-added Tax

Pursuant to applicable PRC tax regulations, any entity or individual conducting business in the service industry used to be generally required to pay a business tax at the rate of 5% on the revenues generated from providing such services. However, if the services provided are related to technology development and transfer, such business tax may be exempted subject to approval by the relevant tax authorities. Whereas, pursuant to the Provisional Regulations on Value-Added Tax of the PRC and its implementation regulations, unless otherwise specified by relevant laws and regulations, any entity or individual engaged in the sales of goods, provision of processing, repairs and replacement services and importation of goods into China is generally required to pay a value-added tax, or VAT, for revenues generated from sales of products, while qualified input VAT paid on taxable purchase can be offset against such output VAT.

In November 2011, the Ministry of Finance and the State Administration of Taxation promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax. In March 2016, the Ministry of Finance and the State Administration of Taxation further promulgated the Notice on Fully Promoting the Pilot Plan for Replacing Business Tax by Value-Added Tax, which became effective on May 1, 2016. Pursuant to the pilot plan and relevant notices, VAT is generally imposed in lieu of business tax in the modern service industries, including the VATS, on a nationwide basis. VAT of a rate of 6% applies to revenue derived from the provision of some modern services. Certain small taxpayers under PRC law are subject to reduced value-added tax at a rate of 3%. Unlike business tax, a taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the modern services provided.

On April 4, 2018, the Ministry of Finance and the State Administration of Taxation issued the Notice on Adjustment of VAT Rates, which came into effect on May 1, 2018. According to the abovementioned notice, the taxable goods previously subject to VAT rates of 17% and 11%, respectively, become subject to lower VAT rates of 16% and 10%, respectively, starting from May 1, 2018. Furthermore, according to the Announcement on Relevant Policies for Deepening Value-added Tax Reform jointly promulgated by the Ministry of Finance, the State Administration of Taxation and the General Administration of Customs, which became effective on April 1, 2019, the taxable goods previously subject to VAT rates of 16% and 10%, respectively, become subject to lower VAT rates of 13% and 9%, respectively, starting from April 1, 2019. Under Provisional Regulations of the People’s Republic of China on Value-added Tax, amended and effective on November 19, 2017, for entities that are VAT small taxpayers, VAT is levied at a levy rate of 3%. On February 29, 2020, the State Administration of Taxation issued the Announcement on Taxation Matters to Support Individual Businesses in Resumption of Business, during the COVID-19, the small taxpayers are allowed to enjoy the preferred tax policy, tax rate from 3% to 1% for the period from March 1, 2020 to December 31, 2021.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely primarily on a combination of trademark and trade secret laws to establish and protect our proprietary rights.

We currently have seven registered trademarks in China as follows:

Trademark Number	Issue Date	Expiration Date	Trademark Title
9680266	August 21, 2012	August 20, 2032	法蓝图

9680456	August 21, 2012	August 20, 2032

49535965	August 14, 2012	August 13, 2032

9680892	August 14, 2012	August 13, 2032

9680140	August 13, 2012	August 13, 2032

37266704	December 21, 2019	December 20, 2029

37258329	December 21, 2019	December 20, 2029

Some of our products and services bear the registered trademarks of “ ” (“水宜家”) or “Shui Yi Jia.” These trademarks are owned by Yuwen Li, one of our shareholders. Yuwen Li has signed a license agreement with Xixingdao to authorize Xixingdao to use those trademarks at no cost to us. Pursuant to the agreement with Mr. Li, titles to those trademarks will be transferred to Xixingdao upon the completion of the registration transfer.

We currently have the following three registered works copyrights in China:

Copyright Number	Registration Date
国作登字-2020-F-01147904	2020-11-03
国作登字-2020-F-00001673	2020-10-30
国作登字-2020-F-00001391	2020-10-29

We currently have the following eighteen registered software copyrights in China

Copyright Number	First Issue Date	Registration Date	Copyright
2021SR0833407	2020-07-21	2021-06-04	Barreled water online distribution management system

2021SR0833438	2020-07-20	2021-06-04	Barreled water sales financial statement management system

2021SR0833409	2020-11-25	2021-06-04	Barreled water transportation service management system

2021SR0833441	2020-09-23	2021-06-04	Environmental monitoring and management system for barreled water storage

2021SR0833447	2020-12-21	2021-06-04	Dispatching management system for barreled water transport vehicles

2021SR0833448	2021-01-20	2021-06-04	Barreled water sales service management system

2021SR0833451	2020-07-24	2021-06-04	Barreled water sales customer management system

2021SR0833369	2020-07-13	2021-06-04	Statistical system of barreled water sales data

2021SR0833366	2020-08-27	2021-06-04	Barreled water storage service management system

2021SR0833450	2020-07-16	2021-06-04	Barreled water sales financial service management system

2021SR1675516	2019-07-22	2021-11-09	Wine trading internet platform system

2021SR1675492	2019-07-22	2021-11-09	Wine trading customer software

2021SR1675466	2019-10-18	2021-11-09	Food supermarket trading system

2021SR1684106	2019-02-10	2021-11-10	Origin tracking label identification system software

2021SR1684107	2019-08-29	2021-11-10	Food safety data tracking system

2021SR1671192	2019-08-20	2021-11-09	Wine e-commerce portal management platform

2021SR1671159	2019-06-17	2021-11-09	Wine distributor management system

2021SR1671739	2019-04-23	2021-11-09	Wine product online sales promotion exchange platform

We currently have the following registered Internet domain names in China:

Internet domain names	Expiration Date
hsfgjt.com	2023-01-10
hsjt-fg.com	2022-12-27
富谷集团.cn	2023-02-22
富谷集团.com	2022-09-20
富谷在线.com	2023-03-25
富谷在线.cn	2023-03-26
富谷在线.online	2023-03-26
富谷在线.中国	2023-03-25
fvti.online	2025-02-10
fvti.show	2025-09-08
fvti.top	2023-02-09
vti.vip	2022-06-16
fvti.mobi	2023-02-09
食安安.cn	2023-03-25
食安安.com	2023-03-25
食安安.online	2023-03-25
食安安.中国	2023-03-25

Human Capital Resources

As of March 31, 2022, the Company had 72 full-time employees and no part-time employees in the following functions:

Function	Number of Employees
Finance	15
Sales and marketing	19
E-Commerce and supply chain	4
Warehouse and delivery	7
General and administrative	27
Total	72

All of our employees are based in the cities of Shenzhen and Dongguan, where our operations are located.

Our board of directors provides oversight on certain human capital matters, including diversity, and our employee rewards and benefits program. Under the board’s oversight, the Company conducts employee retention reviews to attract, retain and develop a workforce that aligns with our values and strategies.

Corporate Culture and People Philosophy

We believe that employees with strong people philosophy and people-based corporate culture are likely to develop a strong sense of belonging in the organization. We care about employees’ interests and personal preferences and offer each employee with the best job suitable for their skillset and career interest. We support a transparent and accessible corporate culture to make management and team leaders accessible to employees. We value the benefits of two-ways communications (top-down and bottom-up) to hear the voices from the employees to promote the strong sense of belonging in our Company.

Employee Training and Talent Development

Training and self-development programs are provided to employees periodically which include customer service training, financial controller training, delivery procedures training, compliance training on industry related government rules and regulations, as well as informal training. Employees are encouraged to participate in different training programs to enhance their problem-solving skills, advancement and continuous self-development.

We support employee involvement and personal and professional development in our Company. We engage employees and offer continued opportunities for growth.

Diversity, Inclusion and Equal Opportunities

We are committed to gender equality by providing fair recruitment, training and promotion opportunities for all employees. At the year-end of 2021, female employees represented approximately 40% of the total workforce. We aim to invest in developing talented leaders across all management levels including increased women members of management at our company and subsidiaries.

In addition to gender equality, we also seek to hire employees from different educational background, profession, demographics and regions. We have hired employees from different ethnicities, backgrounds and regions all across mainland China. In order to retain the best available candidates, we evaluate the qualifications and experience of the employees through interviews and professional references to recruit the right persons from a wide range of sources. We aim to create an inclusive workplace, further promote a diverse workforce, and bring in new cultures and energy.

Employment Benefits

As required by PRC regulations, we participate in various government statutory employee benefit plans, including social insurance funds, namely a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan, a maternity insurance plan and a housing provident fund. We are required under PRC law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. We previously had not made all employee benefit payments, and may be required to make up the contributions for these plans as well as to pay late fees and fines.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before making any investment decision, you should consider carefully the following risks and other information in this report, including our consolidated financial statements and related notes. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties that we are unaware of or that we believe are not material at the time could also materially adversely affect our business, financial condition or results of operations. In any case, the value of our common stock could decline, and you could lose all or part of your investment. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in March 2014. For the years ended December 31, 2021 and 2020, we generated $8,021,823 and $5,005,694, respectively, in revenues, and had net income of $1,963,469 and net loss of $3,647,353, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	Our ability to market our products;
●	Our ability to generate revenue;
●	Our ability to obtain higher gross profit products;
●	Our ability to obtain healthier and economical products; and
●	Our ability to raise the capital necessary to continue marketing and developing our product and online platform.

Failure to successfully execute our online and offline-channel strategy and the cost of our investments in our online platform and technology may materially adversely affect our gross profit, net sales and financial performance

Our food and beverage supply chain business continue to rapidly evolve and consumers increasingly embrace digital shopping. As a result, the portion of total consumer expenditures with retailers and wholesale stores occurring through digital platforms is increasing and the pace of this increase could continue to accelerate. Our strategy, which includes investments in our online platform, technology, acquisitions and store remodels, may not adequately or effectively allow us to continue to grow our online platform transaction volume, increase comparable store sales, maintain or grow our overall market position or otherwise offset the impact on the growth of our business of a moderated pace of new store openings.

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

In December 2019, a novel strain of coronavirus first emerged in China, which has and is continuing to spread throughout the world. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 disease a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could materially and adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for business combinations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

We have a history of operating losses, and continued future operating losses would have a material adverse effect on our ability to continue as a going concern.

We have a history of operating losses and had net losses of approximately $3.6 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. We generated a net income of $1,963,469 for the year ended December 31, 2021 as a result of the increased product sale. However, there can be no assurance that we will have net income in future periods. Our history of operating losses and our projections of the level of capital that will be required for our future expanded operations may impair our ability to grow our business at the level we desire. If in the future we incur operating losses or are unable to obtain the requisite amount of capital needed to fund our planned operations, it could have a material adverse effect on our business and ability to continue as a going concern.

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

Supply chain issues that increase our costs or cause a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete product supply, which could adversely affect our gross margins.

With the exception of some of the bottled water products, we do not own or operate production facilities but instead rely on third party vendors to manufacture our products, and we expect that we will continue to rely on existing and new suppliers and manufacturers for the foreseeable future. The following reliance issues could have an adverse impact on the supply of our products and on our business and operating results:

●	Any financial or other supply problems of our contract suppliers or manufacturers could limit supply or increase costs; and

●	Reservation of production capacity at our suppliers or contract manufacturers by other companies could limit supply or increase costs.

In addition, the following supply chain-related issues could adversely affect our customer relationships, operating results and financial condition:

●	a reduction or interruption in supply of one or more products;
●	a significant increase in the price of one or more products;
●	a failure to adequately procure inventory by our suppliers or manufacturers; and
●	a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs.

We do not have long term contractual commitments with our retail customers and some distributors, and our business may be negatively affected if we are unable to maintain those important relationships and distribute our products.

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

If any customer accounts for a significant portion of our revenue in our operation, the loss of any such customers or a material decline in the transaction would have an adverse effect on our operating results

Our customers can be categorized into retailer customers and wholesale distributors. Management’s strategies to avoid customer concentration is expanding the customers base by launching wider range of products while developing new customers with existing products. For the years ended December 31, 2020 and 2021 there’s no customer who accounted for more than 10% of the Company’s total revenue. Avoiding customers concentration issues is always one of our marketing strategies. However, no guarantee could be made that such wide range of client base can always be maintained. If the concentration on customers occurs in our future operations, any decline in such customers’ transaction volume would lower our revenues, which would adversely affect our operating results, of course, avoiding customer concentration is one of our core marketing strategy, we will strife to maintain the wide range of customers base.

Because we rely on our retailer customers and wholesale distributors for the majority of our sales that distribute our competitors’ products along with our products, we have little control in ensuring those retailers and distributors will not prefer our competitors’ products over ours, which could cause our sales to suffer.

Our ability to establish a market for our products in new geographic areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors and retailers positioned to serve those areas. Most of our distributors and retailers sell and distribute competing products, including non-alcohol and alcohol beverages, and our products may represent a small portion of their business. To the extent that our distributors and retailers prefer to sell our competitors’ products over our products or do not employ sufficient efforts in managing and selling our products, including re-stocking retail shelves with our products, our sales and results of operations could be adversely affected. Our ability to maintain our distribution network and attract additional distributors and retailers will depend on several factors, some of which are outside our control. Some of these factors include: the level of demand for our brands and products in a distribution area; our ability to price our products at levels competitive with those of competing products; and our ability to deliver products in the quantity and at the time ordered by distributors or retailers. If any of the above factors work negatively against us, our sales will likely decline and our results of operations will be adversely affected.

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

We do not own the plants or the equipment required to make and package the products we sell, and do not directly manufacture our products but instead purchase our products from our independent suppliers who source the products from independent manufacturers. We do not anticipate bringing the manufacturing process in-house in the future. Currently, our products are sourced from approximately 34 independent suppliers. Our ability to attract and maintain effective relationships with our suppliers, and other third parties for the production and delivery of our food and beverage products in a geographic distribution area is important to the success of our operations within each distribution area. Our suppliers may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current suppliers or establish satisfactory relationships with new or replacement suppliers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with suppliers or product manufacturers for a distribution area could increase our product supply costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our suppliers or product manufacturers could adversely affect the amount and timing of product delivered to our distributors and consumers, which would in turn adversely affect our revenues and financial condition.

As is customary in the food and beverage supply chain industry, we are expected to arrange for our product procurement needs sufficiently in advance of anticipated requirements. We continually evaluate which of our suppliers to utilize based on the cost structure and forecasted demand for the geographic area where our suppliers or product manufacturers are located. To the extent demand for our products exceeds available inventory, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may order more products than warranted by actual demand, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our supply requirements may impair relationships with our distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

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

If we are unable to manage our inventory effectively, our operating results could be adversely affected.

Our business requires us to manage inventory effectively. For many products, we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory. Demand for products, however, can change between the time inventory is ordered and the date of sale. Demand may be affected by, among other things, the COVID-19 pandemic, changes in product pricing, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect.

It may be difficult to accurately forecast demand and determine appropriate levels of product supply. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and inventory write-downs or write-offs. In addition, if we may be required to lower sale prices in order to reduce inventory levels, our profit margins might be negatively affected. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory due to reduced inventory purchases or disruptions in the supply chain due to a number of factors, including the COVID-19 pandemic. Any failure to manage or accurately forecast demand for our products could adversely affect inventory levels, growth and operating results.

If we fail to effectively manage our product storage or turnovers, the quality and freshness of our products could suffer and our operating results could be adversely affected.

We are subject to risks affecting the food industry generally, including food spoilage, contamination or expiration. In managing our product storage and inventory turnovers, we seek to improve supply chain efficiency, while closely monitor the quality and freshness of food products and effectively reduce inventory losses. While we believe food spoilage or contamination currently does not have a significant impact on our operations, there is no guarantee that our inventory management will always be able to effectively control or reduce contamination or inventory losses of certain products which may be unsuitable for human consumption after a certain period of time, such as seasonings or edible oil products. Our temperature-controlled storage and transportation systems could fail to function properly and product contamination could occur. Failures to maintain freshness and safety of our products could negatively impact sales and accordingly have an adverse impact on our business and results of operations.

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

Our customers count on us to provide them with safe food products. Concerns regarding the safety of food that we source from our suppliers or that we sell could cause customers to avoid purchasing certain food products from us, or to seek alternative sources of supply for all of their food needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish and such products also expose us to product liability or food safety claims. As such, any issue regarding the safety of any food items we sell, regardless of the cause, could adversely affect our brand, reputation and financial performance. Whether laws related to such sales apply to us is currently unsettled and any unfavorable changes could expose us to loss of sales, reduction in transactions and deterioration of our competitive position. In addition, we may face reputational, financial and other risks, including liability, for third-party sales of goods that are controversial, counterfeit or otherwise fail to comply with applicable law. Although we impose contractual terms on sellers that are intended to prohibit sales of certain type of products, we may not be able to detect, enforce, or collect sufficient damages for breaches of such terms. Any of these events could have a material adverse impact on our business and results of operations and impede the execution of our E-Commerce growth strategy.

We are exposed to risks associated with the distribution of products manufactured by third parties.

We purchase almost all of our products from third-party suppliers, such as wineries, wine and drinking water distributors to supply our products. We do not have full control over the product making activities of the wine and other product producers. Significant delays and defects in our products resulting from the activities of our product makers may have a material adverse effect on our Company’s results of operations and financial condition.

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

Currently we purchase our alcohol products from eleven major suppliers and food and non-alcohol beverage products from twenty-three major suppliers, and we anticipate that we will purchase our products from others with the intention of developing other sources of supply for our products. The prices of our products are determined by our suppliers and manufacturers and may be subject to change. Consequently, we do not have control over any price increases of the products we sell and may be unable to obtain those products from alternative suppliers on short notice.

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

We may be unable to obtain or renew required permits, licenses or approvals necessary for our business operations, and could be imposed with fines and penalties for any violations of the license requirements.

We are required to maintain certain permits, licenses and approvals issued by relevant government agencies to operate business in the PRC. Our inability to secure any permits, licenses and approvals in the PRC in a timely manner or at all could result in operational delays, suspensions and/or administrative fines and penalties, which could have a material adverse effect on our operations, results of operations and financial condition.

The Telecommunications Regulations of the PRC issued by the State Council of the PRC, as amended, provide the general framework for the provision of telecommunication services by PRC companies and require a telecommunication service provider in China to obtain an operating license from the Ministry of Industry and Information Technology, or MIIT, or its provincial counterparts, prior to commencement of operations. Our subsidiary, FVT Supply Chain, engages in food, beverage and related product purchases and sales via its online platform. As a provider of online data processing and transaction processing services, FVT Supply Chain is required to obtain a license issued by the relevant telecommunications administrative authorities and has applied for an Electronic Data Interchange (EDI) certificate. The online platform run by FVT Supply Chain was registered and established on August 14, 2019 and put into operations in April 2021. FVT Supply Chain obtained the EDI License on September 30, 2021. Prior to receiving the License, the company was not qualified to operate value-added telecommunication services for several months. Under the Telecommunication Regulation of the People’s Republic of China (2016 Revision), we could be subject to fines and penalties and the income generated before receiving the EDI License could be confiscated. Since our online platform was in the test phase before we obtained the EDI License and income from the platform operations was very small, and we have not received any notice of warning or penalty from the administration agency, we believe that such fines and penalties, if imposed, would not have a material adverse effect on our operations and financial condition.

Pursuant to the Measures for the Administration of Food Business Licenses, businesses engaged in food operations activities without a food business license are subject to penalties imposed under the Food Safety Law of the People’s Republic of China. The Food Safety Law provides, among other things, that any person engages in food production and business activities without a food production and business license shall be subject to confiscation of illegal income and tools, equipment, and other items used in illegal production and operation, and be subject to fines and penalties as set forth in the applicable provisions. Therefore, companies that carry out food related operations before obtaining food business licenses are at risk of being subject to administrative penalties. Our subsidiary, Xixingdao and some of its subsidiaries, had engaged in certain food purchase and sale activities before obtaining their food business licenses. We cannot assure you that the relevant administrative agencies will not impose fines and penalties for our prior sale should they decide to enforce the above PRC license requirements for prior violations. Should our subsidiaries be required to pay fines or penalties, our results of operations and financial condition would be materially adversely affected.

In addition, there is no assurance that we will be able to renew any existing permits, licenses and approvals when they expire or that we will be able to obtain or renew future permits, licenses and approvals in a timely manner, or at all. Further, there can be no assurance that such permits, licenses or approvals will not be revoked for whatever reason by the relevant authorities in the future. Failure to obtain or renew such permits, licenses and approvals as planned could materially and adversely affect our business, results of operations and financial condition.

We may be subject to penalties under relevant PRC laws and regulations due to failure to make full social security and housing fund contributions for our employees.

Our PRC subsidiaries have not made full contribution to the social security and housing funds for some or all of their employees as required by the relevant social security and housing fund regulations. Pursuant to the Regulation on the Administration of Housing Accumulation Funds, as amended in 2019, the relevant housing fund authority may order an enterprise to pay outstanding contributions within a prescribed time limit. Pursuant to the PRC Social Insurance Law promulgated in 2010 and amended in 2018, the social security authority may order an enterprise to pay the outstanding contributions within a prescribed time limit and may impose penalties if there is a failure to do so. To the extent the relevant authorities determine we have not paid or underpaid, our PRC subsidiaries may be required to pay outstanding contributions and penalties to the extent they did not make full contributions to the social security and housing funds.

In addition, in July 2018, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Reform Plan of the Taxation and Collection Systems of National Taxes and Local Taxes, which states that, effective January 1, 2019, basic pension insurance premiums, basic medical insurance premiums, unemployment insurance premiums, injury insurance premiums and maternity insurance premiums shall be levied by the tax authorities. Under the new system, tax collection is likely to be stringently administrated and enforced.

As of the date hereof, the aggregate amount of unpaid social security and housing fund contributions is approximately RMB 341,207 (approximately $52,755) and the amount of potential penalties, if levied, is estimated to be RMB 52,049 (approximately $8,031). Due to the fact that the payment of social security and housing accumulation funds will reduce the net amounts of the employees’ wages, after consulting with and receiving voluntary waivers from those employees, our PRC subsidiaries decided not to pay social security and housing accumulation funds for those employees in full. As of the date of this report, we have not had any complaints, investigations, lawsuits and arbitration proceedings brought against us by our employees or PRC authorities. In addition, according to the Enterprise Credit Report issued by the government, our subsidiaries are in good standing and have not been warned or administratively penalized for failing to pay social security and housing accumulation funds. Our PRC subsidiaries intend to pay the full social security and housing accumulation funds for employees according to the laws and regulations. With respect to the previously unpaid social security and housing funds of our PRC subsidiaries, our largest shareholder, Yumin Lin, has provided a personal guarantee that, if the subsidiaries incur any losses due to our subsidiaries’ failure to pay full contributions, he would be jointly liable for the payment to compensate any losses the Company may incur. For the reasons stated above, we don’t believe that our subsidiaries’ business and operations would be materially adversely affected by previous nonpayment of full social security and housing accumulation fund contributions. Nevertheless, there can be no assurance that our subsidiaries will not be required to pay all of the previously delinquent social insurance and housing fund contribution amounts and associated administrative penalties or that any financial losses our subsidiaries may suffer will actually be borne by Mr. Lin through his personal guarantee.

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

We compete for qualified personnel with other food supply chain companies. Intense competition for these personnel could cause our compensation costs to increase, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

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

We rely on a combination of trademark, trade secret laws, non-disclosure agreements and other methods to protect our intellectual property rights. We own a number of trademarks, copyrights and Internet domain names in China, most of which have been properly registered with regulatory agencies such as the State Intellectual Property Office and Trademark Office. Some of the trademarks that are being used by our subsidiary, Xixingdao, are owned by Mr. Yuwen Li, one of our shareholders, who has authorized us to use these trademarks. Based on our agreement with Mr. Li, the ownership to those trademarks is in the process of being transferred to us from Mr. Li at no cost to us, and we expect to own those trademarks upon completion of the registration process at the regulatory agencies. Our intellectual property has allowed our products to earn market share in the food supply chain industry.

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

We do not have any insurance of such as business liability or disruption insurance coverage for our operations in the PRC. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, it could adversely affect our business, results of operations and financial condition.

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

Risks Related to Doing Business in China

China’s political climate and economic conditions, as well as changes in government policies, laws and regulations which may be quick with little advance notice, could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China. For example, as a result of recent proposed changes in the cybersecurity regulations in China that would require certain Chinese technology firms to undergo a cybersecurity review before being allowed to list on foreign exchanges, this may have the effect of further narrowing the list of potential businesses in China’s consumer, technology and mobility sectors that we intend to focus on for our business combination or the ability of the combined entity to list in the United States.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China and could have a material adverse effect on our business and the value of our common stock.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us, or more specifically, we cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation and the value of our common stock may depreciate quickly. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice.

We conduct substantially all of our business through our subsidiaries in China. Our operations in China are governed by PRC laws and regulations. Our PRC subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, these regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may change quickly with little advance notice or have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to enhance its enforcement against illegal activities in the securities markets and promote the high-quality development of capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over Chinese companies listed overseas, and to establish and improve the system of extraterritorial application of the Chinese securities laws. Since this document is relatively new, uncertainties exist in relation to how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like us. It is especially difficult for us to accurately predict the potential impact on us of new legal requirements in mainland China because the Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

Such uncertainties, including any inability to enforce our contracts, together with any development or interpretation of PRC law that is adverse to us, could materially and adversely affect our business and operations. Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other more developed countries. We cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and our investors.

The Chinese government may intervene or influence the operation of our PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, or may exert more control over securities offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in operations of our PRC subsidiaries and/or the value of our common stock.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities regulation, data protection, cybersecurity and mergers and acquisitions and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Government actions in the future could significantly affect economic conditions in China or particular regions thereof, and could require us to materially change our operating activities or divest ourselves of any interests we hold in Chinese assets. Our business may be subject to various government and regulatory interference in the areas in which we operate. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-based overseas listed companies. As of the date of this report, we have not received any inquiry, notice, warning, or sanctions from PRC government authorities in connection with the Opinions.

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information. The law provides for privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from the competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

In early July 2021, regulatory authorities in China launched cybersecurity investigations with regard to several China-based companies that are listed in the United States. The Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 5, 2021, the Chinese cybersecurity regulator launched the same investigation on two other Internet platforms, China’s Full Truck Alliance of Full Truck Alliance Co. Ltd. (NYSE: YMM) and Boss of KANZHUN LIMITED (Nasdaq: BZ). On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from that sector.

On July 10, 2021, the CAC released the Cybersecurity Review Measures (Revised Draft for Solicitation of Comments), or the Revised Cybersecurity Measures, pursuant to which operator holding more than one million users/users’ (which is to be further specified) individual information shall be subject to cybersecurity review before listing abroad. The cybersecurity review will evaluate, among others, the risk of critical information infrastructure, core data, important data, or a large amount of personal information being influenced, controlled or maliciously used by foreign governments after going public overseas. The procurement of network products and services, data processing activities and overseas listing should also be subject to cybersecurity review if they concern or potentially pose risks to national security. According to the effective Cybersecurity Review Measures, online platform/website operators of certain industries may be identified as critical information infrastructure operators by the CAC, once they meet standard as stated in the National Cybersecurity Inspection Operation Guide, and such operators may be subject to cybersecurity review. The scope of business operations and financing activities that are subject to the Revised Cybersecurity Measures and the implementation thereof is not yet clear. As of the date of this report, we have not been informed by any PRC governmental authority of any requirement that we file for approval in connection with an offering of our common stock.

On August 17, 2021, the State Council promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, or the Regulations, which took effect on September 1, 2021. The Regulations supplement and specify the provisions on the security of critical information infrastructure as stated in the Cybersecurity Review Measures. The Regulations provide, among others, that protection department of certain industry or sector shall notify the operator of the critical information infrastructure in time after the identification of certain critical information infrastructure.

On August 20, 2021, the SCNPC adopted the Personal Information Security Law, which took effect on November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

On December 28, 2021, the CAC, NDRC, and other regulatory agencies jointly issued the final version of the Revised Cybersecurity Review Measures, or the Measures, which took effect and replace the previously issued Revised Measures for Cybersecurity Review on February 15, 2022. Under the Revised Review Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

With regard to the current effective data security management regulations, we don’t believe that we are required to conduct data security review for listing overseas. However, according to the Regulations on Network Data Security Management (Draft for Comment), as an overseas listed company, we will be required to conduct an annual data security review and to comply with the relevant reporting obligations. We have been closely monitoring the development in the regulatory landscape in China, particularly regarding the requirement of approvals, including on a retrospective basis, from the CSRC, the CAC or other PRC authorities with respect to this offering, as well as regarding any annual data security review or other procedures that may be imposed on us. If any approval, review or other procedure is in fact required, we cannot assure you that we will be able to obtain such approval or complete such review or other procedure timely or at all. For any approval that we may be able to obtain, it could nevertheless be revoked and the terms of its issuance may impose restrictions on our operations and offerings relating to our securities. The regulatory requirements with respect to cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the cybersecurity and data privacy requirements in a timely manner, or at all, may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things.

Given that the above referenced laws, regulations and policies were recently promulgated or publicly released, their interpretation, application and enforcement are subject to substantial uncertainties.

Recent regulatory developments in China, including greater oversight and control by the CAC over data security, may subject us to additional regulatory review and any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. The PRC government recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, among other things, including adopting new measures to extend the scope of cybersecurity reviews, cracking down on illegal activities in the securities market, and expanding the efforts in anti-monopoly enforcement. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several U.S.-listed Chinese companies and prohibiting these apps from registering new users during the review period. We are subject to various risks and costs related to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. Such covered data is wide ranging and relates to our investors, employees, contractors and other third parties. The relevant PRC laws apply not only to third-party transactions, but also to transfers of information between FVTI Nevada, offshore subsidiaries, our PRC subsidiaries, and other parties with which we have commercial relations.

The PRC regulatory and enforcement regime with regard to privacy and data security is evolving. The PRC Cybersecurity Law, which was promulgated on November 7, 2016 and became effective on June 1, 2017, provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure.

On November 14, 2021, the CAC published the Regulations of Internet Data Security Management (Draft for Comments), which further regulate the internet data processing activities and emphasize the supervision and management of network data security, and further stipulate the obligations of internet platform operators, such as to establish a system for disclosure of platform rules, privacy policies and algorithmic strategies related to data. Specifically, the draft regulations require data processors to, among others, (i) adopt immediate remediation measures when finding that network products and services they use or provide have security defects and vulnerabilities, or threaten national security or endanger public interest, and (ii) follow a series of detailed requirements with respect to processing of personal information, management of important data and proposed overseas transfer of data. In addition, the draft regulations require data processors handling important data or the data processors to be listed overseas to complete an annual data security assessment and file a data security assessment report to applicable regulators. Such annual assessment, as required by the draft regulations, would encompass areas including, but not limited to, the status of important data processing, data security risks identified and the measures adopted, the effectiveness of data protection measures, the implementation of national data security laws and regulations, data security incidents that occurred and their handling, and a security assessment with respect to sharing and provision of important data overseas. As of the date of this report, the draft regulations have been released for public comment only and have not been formally adopted. The final provisions and the timeline for its adoption are subject to changes and uncertainties.

We currently operate an online trading platform, primarily engaged in sales of products to our customers in China, where our customers can register as members first, and then search for, purchase or sell any desired food and beverage products. Our online platform collects and transmits product, supplier and customer information and data. Since our online trading platform has only been in operation for about a year, we are in the process of studying the newly issued rules and regulations governing cybersecurity and data protection and the industry best practice, as well as assessing the extent to which our information and data system is not in full compliance with the various requirements under the newly proposed regulations. Based on the preliminary assessment, our management has determined that we are not in full compliance with those new proposed rules. For example, we have not consistently informed users of the purpose, method and scope of personal information and data collections and uses. We also have not fully implemented the measures designed by us to provide additional security to personal information obtained and stored by us through our online platform. As of the date of this report, the proposed rules have not been adopted and thus we are not subject to those requirements in the proposed rules.

We are committed to taking the necessary actions to satisfy the effective personal information protection and internet data security regulatory requirements. We have designed a user information protection mechanism, which includes seven detailed personal information and data security protection measures. We have implemented some of those measures while are in the process of completing the execution of others. We intend to fully comply with the following requirements should the final rules are issued in the same form as proposed: (a) enter into user information collection, storage and use rules and privacy agreements with all users, (b) fully inform users of the purpose, method and scope of personal information and data collection, (c) provide channels for inquiring stored personal information and correcting inaccuracies in information and data, and (d) remediate for violations of personal information and data security protection policies and guidelines, among other things.

On December 28, 2021, the CAC, NDRC, and several other agencies jointly issued the Cybersecurity Review Measures, or the Measures, which took effect on February 15, 2022 and replaced Revised Measures for Cybersecurity Review previously issued in July 2021. Under the Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Pursuant to the Measures, we don’t believe we will be subject to the cybersecurity review by the CAC, given that (i) we possess personal information of a relatively small number of users (approximately 10,840 users) in our business operations as of the date of this report, significantly less than the one million user threshold set for a data processing operator applying for listing on a foreign exchange that is required to pass such cybersecurity review; and (ii) data processed in our business does not have a bearing on national security and thus shall not be classified as core or important data by the authorities. We don’t believe that we are an Operator within the meaning of the Measures, nor do we control more than one million users’ personal information, and as such, we should not be required to apply for a cybersecurity review under the Measures.

However, in view of the fact that the Measures was released recently and there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, there is still no clear definition of “online platform operator”. Whether the data processing activities carried out by traditional enterprises (such as food, medicine, automobile and other production enterprises) are subject to such review and the scope of the review remain to be further clarified by the regulatory authorities in the subsequent implementation process.

Furthermore, the CAC released the draft of the Regulations on Network Data Security Management (Draft for Comment) in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year. If the draft Regulations on Network Data Security Management are enacted in the current form, we, as an overseas listed company, will be required to carry out an annual data security review and comply with the relevant reporting obligations.

With regard to the current effective data security management regulations, we don’t believe that we are required to conduct data security review for listing overseas. However, according to the Regulations on Network Data Security Management (Draft for Comment), as an overseas listed company, we will be required to conduct an annual data security review and to comply with the relevant reporting obligations. We have been closely monitoring the development in the regulatory landscape in China, particularly regarding the requirement of approvals, including on a retrospective basis, from the CSRC, the CAC or other PRC authorities with respect to securities offering, as well as regarding any annual data security review or other procedures that may be imposed on us. If any approval, review or other procedure is in fact required, we cannot assure you that we will be able to obtain such approval or complete such review or other procedure timely or at all. For any approval that we may be able to obtain, it could nevertheless be revoked and the terms of its issuance may impose restrictions on our operations and securities offerings. Any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The regulatory requirements with respect to cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the cybersecurity and data privacy requirements in a timely manner, or at all, may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things.

Compliance with the PRC Cybersecurity Law, the PRC National Security Law, the Data Security Law, the Personal Information Protection Law, the Cybersecurity Review Measures, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, may result in additional expenses to us and subject us to negative publicity, which could harm our reputation among users and negatively affect the trading price of our shares in the future. There are also uncertainties with respect to how the PRC Cybersecurity Law, the PRC National Security Law and the Data Security Law will be implemented and interpreted in practice. PRC regulators, including the Ministry of Public Security, the MIIT, the SAMR and the CAC, have been increasingly focused on regulation in the areas of data security and data protection, including for mobile apps, and are enhancing the protection of privacy and data security by rule-making and enforcement actions at national and local levels. We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. If we are unable to manage these risks, we could become subject to penalties, including fines, suspension of business, prohibition against new user registration (even for a short period of time) and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected.

If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, Chinese regulatory authorities could disallow our current operating structure, which would likely result in a material change in our operations and/or cause the value of such securities to significantly decline or become worthless.

In July 2021, the Chinese government provided new guidance on Chinese companies raising capital outside of mainland China, including through arrangements called variable interest entities, or VIEs. Currently, our corporate structure contains no variable interest entities and we are not in an industry that is subject to foreign ownership limitations in mainland China. However, there are uncertainties with respect to the Chinese legal system and there may be changes in laws, regulations and policies, including how those laws, regulations and policies will be interpreted or implemented. If in the future the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently, the value of our securities may decline or become worthless.

The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or cause the value of our securities to significantly decline or be worthless.

The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the food and beverage industry or the supply china industry that could require us to seek permission from Chinese authorities to continue to operate our business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in mainland China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors or could disallow our current operating structure, which would likely result in a material change in our operations and/or a material change in the value of our securities, including causing the value of such securities to significantly decline or become worthless.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Since this document is still relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination with a company with major operation in China.

57

Further, Chinese government continues to exert more oversight and control over Chinese technology firms. On July 2, 2021, Chinese cybersecurity regulator announced, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s application be removed from smartphone application stores. On July 5, 2021, the Chinese cybersecurity regulator launched the same investigation on two other Internet platforms, China’s Full Truck Alliance of Full Truck Alliance Co. Ltd. (NYSE: YMM) and Boss of KANZHUN LIMITED (Nasdaq: BZ).

On December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the Draft Overseas Listing Rules, which are currently published for public comments only. According to the Draft Overseas Listing Rules, among other things, all China-based companies applying for overseas securities issuance, listing and post-listing capital operations shall be subject to statutory procedures, such as filing and information reporting requirement. After making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three business days. In addition, overseas offerings and listings may be prohibited for such China-based companies when any of the following applies: (a) if the securities offerings and listings are prohibited by applicable PRC laws and rules; (b) if securities offerings and listings may constitute a threat to, or endanger national security as reviewed and determined by PRC authorities; (c) if there are material ownership disputes over applicants’ equity interests, major assets, core technologies or other items; (d) if a PRC company or its controlling shareholders or de facto controllers have committed certain crimes, under investigation for suspicion of major violations in the prior three years; (e) if any directors, supervisors, or senior executives of applicants have been subject to administrative punishments for severe violations, or are under investigations for crimes or major violations; or (f) other circumstances as provided. The Draft Administrative Provisions further provide that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Draft Overseas Listing Rules. In the case of severe violations, an order to suspend relevant businesses or halt operations for rectification may be issued, and relevant business permits or operational license revoked. Overseas issuance and listings subject to the Draft Overseas Listing Rules include direct and indirect issuance and listings. We believe that our future securities offerings and proposed listing of our shares on Nasdaq Capital Market would be deemed an Indirect Overseas Issuance and Listing under the Draft Overseas Listing Rules and will be required to complete the filing procedures and submit the relevant information to CSRC after the Draft Overseas Listing Rules become effective. As of the date of this report, such rules have not become effective and we are not required to complete the filing procedures if we complete this offering and begin the trading of our common stock on the Nasdaq before the rules take effect. In addition, after the rules take effect, we would only need to submit the filing materials and no CSRC approval would be required under the rules. Because we are relying on an opinion of counsel, there is uncertainty inherent in relying on an opinion of counsel in connection with whether we are required to obtain permissions from a governmental agency that is required to approve of our operations and/or listings. In the event that an government approval is required, we cannot assure you that we will be able to receive clearance in a timely manner, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our shares to significantly decline in value or become worthless.

China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. Additional compliance procedures may be required in connection with the offering of our securities and our business operations, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and/or conduct our operations and cause the value of our shares to significantly decline or be worthless.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completed our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act or the America COMPETES Act becomes law.

In recent years, U.S. regulatory authorities have continued to express their concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. As part of a continued regulatory focus in the United States on access to audit and other information, the Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCAA also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for three consecutive years since 2021, the SEC shall prohibit its securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. The interim final rule applies to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Consistent with the HFCAA, the interim final rule requires the submission of documentation to the SEC establishing that such a registrant is not owned or controlled by a government entity in that foreign jurisdiction and also requires disclosure in a foreign issuer’s annual report regarding the audit arrangements of, and government influence on, such registrants. On May 13, 2021, the PCAOB issued proposed PCAOB Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act for public comment. The proposed rule provides a framework for making determinations as to whether PCAOB is unable to inspect an audit firm in a foreign jurisdiction, including the timing, factors, bases, publication and revocation or modification of such determinations, and such determinations will be made on a jurisdiction-wide basis in a consistent manner applicable to all firms headquartered in the jurisdiction. In November 2021, the SEC approved PCAOB Rule 6100. On December 2, 2021, the SEC adopted amendments to final rules implementing the disclosure and submission requirements of the HFCAA.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act or AHFCAA, and on February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022, or the COMPETES Act. If either bill is enacted into law, it would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections or complete investigations for two consecutive years instead of three. As a result, our securities may be prohibited from trading on Nasdaq or over-the-counter markets if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCAA or two years if the AHFCAA or the COMPETES Act becomes law, and would reduce the time before our securities may be prohibited from trading or delisted.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

The lack of access to the PCAOB inspection or investigation in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections or investigations of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections and investigations, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our current auditor, MaloneBailey, LLP, an independent registered public accounting firm that is headquartered in the United States with offices in Beijing and Shenzhen, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”), and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. MaloneBailey, LLP has been subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit MaloneBailey, LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections or investigations of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

However, the recent developments would add uncertainties to our offering and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national security exchange or over-the-counter stock market). In addition, any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our ordinary shares could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

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

We are a Nevada corporation but most of our assets are and will be located outside of the United States. Almost all our operations are conducted in the PRC. In addition, all our officers and directors are the nationals and residents of a country other than the United States. Almost all of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon them. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, since he or she is not a resident in the United States. In addition, there is uncertainty as to whether the courts of the PRC or other jurisdictions would recognize or enforce judgments of U.S. courts.

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

China passed an Enterprise Income Tax Law (the “EIT Law”), as most recently amended and effective on December 29, 2018, and the related Implementation Regulations, as amended and effective on April 23 2019. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

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

In addition, pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot be certain that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends to be paid by our WFOE, QHDX, to our Hong Kong subsidiary, DILHK. QHDX currently does not have any plan to declare and pay dividends, and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. DILHK will apply for the tax resident certificate when QHDX plans to declare and pay dividends.

PRC regulation of loans and direct investment by offshore holding companies in PRC entities may delay or prevent us from using the proceeds of our securities offerings to make loans or additional capital contributions to our PRC operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

In the normal course of our business, we may make loans to our PRC subsidiaries or may make additional capital contributions to our PRC subsidiaries. Any loans to our wholly foreign-owned or holding subsidiaries in China, which are treated as foreign-invested enterprises (“FIEs”) under PRC law, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our FIE subsidiaries in China to finance their activities cannot exceed statutory limits and must be registered with SAFE. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or SAFE Circular 19, effective June 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to SAFE Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although SAFE Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within China, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or SAFE Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and SAFE Circular 16 could result in administrative penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from this offering, to our PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in China. On October 23, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Convenience of Cross-border Trade and Investment, or the SAFE Circular 28, which, among other things, allows all foreign-invested companies to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and complies with the negative list on foreign investment. However, since the SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will implement the relevant rules in practice.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot be certain that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiaries or future capital contributions by us to our subsidiaries in China. As a result, uncertainties exist as to our ability to provide prompt funding to our PRC subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from this offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our financial condition and operating results.

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

We reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” For the years ended December 31, 2021 and 2020, we had foreign currency translation gain of $269,234 and $321,337, respectively. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

To our knowledge, our beneficial owners, who are PRC residents, have not completed the Notice 37 registration. And we cannot guarantee that all or any of the shareholders will complete the Notice 37 registration prior to the closing of this Offering. Failure by any such shareholders or beneficial owners to comply with Notice 37 could restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects. In addition, the PRC resident shareholders who fail to complete Notice 37 registration may subject to fines less than RMB50,000.

As these foreign exchange and outbound investment related regulations are relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities.

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

Failure to comply with laws and regulations applicable to our business in China could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

Our business is subject to regulation by various governmental agencies in China, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as privacy and data protection-related laws and regulations, intellectual property laws, employment and labor laws, workplace safety, environmental laws, consumer protection laws, governmental trade laws, import and export controls, anti-corruption and anti-bribery laws, and tax laws and regulations. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:

●	investigations, enforcement actions, and sanctions;
●	mandatory changes to our supply chain system and products;
●	disgorgement of profits, fines, and damages;
●	civil and criminal penalties or injunctions;
●	claims for damages by our customers or partners;
●	termination of contracts;
●	loss of intellectual property rights;
●	failure to obtain, maintain or renew certain licenses, approvals, permits, registrations or filings
●	necessary to conduct our operations; and
●	temporary or permanent debarment from sales to public service organizations.

If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, results of operations, and financial condition.

We are exposed to the risk of misconduct, errors and failure to functions by our management, employees and parties that we collaborate with, who may from time to time be subject to litigation and regulatory investigations and proceedings or otherwise face potential liability and penalties in relation to noncompliance with applicable laws and regulations, which could harm our reputation and business.

Newly enacted Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and the Public Company Accounting Oversight Board, and proposed rule changes submitted by Nasdaq calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.

On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulators in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. On April 21, 2020, the SEC Chairman and PCAOB Chairman, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China, reiterating past SEC and PCAOB statements on matters including the difficulty associated with inspecting accounting firms and audit work papers in China and higher risks of fraud in emerging markets and the difficulty of bringing and enforcing SEC, Department of Justice and other U.S. regulatory actions, including in instances of fraud, in emerging markets generally.

On May 18, 2020, NASDAQ filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in a “Restrictive Market”, (ii) prohibit Restrictive Market companies from directly listing on NASDAQ Capital Market, and only permit them to list on NASDAQ Global Select or NASDAQ Global Market in connection with a direct listing, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives passed the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two and, thus, would reduce the time before our securities may be prohibited from trading or delisted.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

The recent regulatory developments would add uncertainties to our offering and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national security exchange or over-the-counter stock market). In addition, any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our ordinary shares could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

As a result of these scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our future securities offerings, business and our share price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and defend our Company. Our management would have to divert valuable resources and attention away from our operations and may negatively impact our operations. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our shares.

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

As a holding company, we may rely on dividends and other distributions from our PRC subsidiaries and WFOEs for cash requirements. If a WFOE incurs any debts, the instruments governing such debts may restrict its ability to pay dividends to us. In order for us to pay dividends or other distributions to our shareholders, including investors in this offering, we will rely on payments from our subsidiaries. Cash or other assets may be transferred to us from our subsidiaries in the following manner: (i) funds from our operating subsidiaries to WFOEs may be remitted as services fees, dividends or other distributions; and (ii) WFOEs may make dividends or other distributions to us through our Hong Kong subsidiaries.

Current PRC regulations permit Chinese operating subsidiaries to pay dividends to foreign parent companies only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of our subsidiaries in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. While the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. The PRC government also imposes restrictions on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. As such, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur any debts, the existence of debts evidenced by the debt instruments may significantly limit their ability to pay dividends or make other payments. If we are unable to receive earnings distributions from our operating subsidiaries in China, we would be unable to pay dividends on our shares.

If we are deemed by the PRC tax authorities as a PRC tax resident enterprise for tax purposes, any dividends we pay to our non-PRC resident shareholders may be regarded as China-sourced income and as a result, may be subject to PRC withholding tax at a rate of up to 10.0%. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot be certain that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends to be paid by our WFOE, QHDX, to our Hong Kong subsidiary, DILHK. QHDX currently does not have any plan to declare and pay dividends, and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. DILHK will apply for the tax resident certificate when QHDX plans to declare and pay dividends.

As of the date of this report, we have not paid, and do not anticipate paying in the foreseeable future, dividends or other distributions to our shareholders. There have not been any dividends or other distributions from QHDX to DILHK. None of our PRC subsidiaries have ever paid any dividends or distributions outside of China. We presently intend to retain all earnings to fund our operations and business expansions.

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

Risks Related to our Common Stock

Our common stock may not develop an active trading market and the price and trading volume of our shares may fluctuate significantly.

Shares of common stock are currently quoted on the OTC marketplace and, following this offering, will be listed on the NASDAQ Capital Market. We cannot predict whether investor interest in us will lead to the development of an active and liquid trading market. In addition, no assurances can be given regarding when, and if, we will be able to list on a national exchange, including whether or not we will be able to meet applicable listing standards for any such exchange. If an active trading market does not develop, holders of our shares of common stock may have difficulty selling our shares that may now be owned or may be purchased later. In addition, until we are able to be listed on a national exchange, the number of investors willing to hold or acquire our shares may be reduced, we may receive decreased news and analyst coverage, and we may be limited in our ability to issue additional securities or obtain additional financing in the future on terms acceptable to us, or at all. Even if an active trading market develops for our shares, the market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our shares may fluctuate and cause significant price variations to occur.

In case that our shares trade under $5.00 per share they will be considered penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our common stock.

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

Our Chief Executive Officer, Mr. Yumin Lin, and our Director, Mr. Minghua Cheng, collectively own a majority of our outstanding shares of common stock and could significantly influence the outcome of our corporate matters.

Mr. Yumin Lin, our CEO, beneficially owns 41.53% of our outstanding shares of Common Stock, and Mr. Minghua Cheng, our Director, beneficially owns 44.4% of our outstanding shares of Common Stock. As a result, Messrs. Yumin Lin and Minghua Cheng are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

The price of our common stock may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell their shares.

The trading price for our common stock has fluctuated since our common stock was first quoted on the OTC marketplace. The market price of our stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at B1601-1609 Oriental Impression Building 2, No. 139 Liansheng Road, Humen Town, Dongguan, Guangdong, China 523900, with an aggregate leased space of 599 square meters. The current lease expires on May 6, 2026. The current monthly rental is RMB28,932 (approximately $4,484).

Our wine and liquor product operations are based in Humen Town, Dongguan City. We have three retail stores for wine and liquor products. France Vin Tout leases a six-floor building with a total floor area of 1,200 square meters. The wine retail store is located on the first floor which we use exclusively as a retail store and for sample products display. We use the remaining five floors as the Company’s offices, conference room, and inventory storage spaces. Fu La Tu and Fu Xin Gu each has a lease space for a retail store.

Our management offices for water and other products are also located in Humen Town, Dongguan City. We lease a building which has over 1,300 square meters for use as Xixingdao’s office. In addition to offices for Xixingdao’s sales, customer service, warehouse, delivery and finance departments, the building also houses seven wholesales stores and a warehouse.

As of December 31, 2021, the Company had a total of seventeen operating lease agreements for three office spaces, one warehouse and thirteen retail stores in the PRC with remaining lease terms ranging from 12 months to 67 months.

Item 3. Legal Proceedings

We may from time to time be subject to legal and administrative proceedings and claims that arise in the ordinary course of business. We are not currently involved in any legal proceedings and we are not aware of any pending or threatened material legal or administrative proceedings against us. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our con assurance such legal proceedings will not have a material impact on future results.

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

Stockholders of Record

As of March 30, 2022, there were 402 stockholders of record of our issued and outstanding shares of common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the board of directors may deem relevant.

We are a holding company incorporated in the State of Nevada. We may rely on dividends from our subsidiaries in China for our cash requirements, including any payment of dividends to our shareholders. PRC regulations may restrict the ability of our PRC subsidiaries to pay dividends to us. Our subsidiaries in China are required to set aside at least 10% of after-tax profits each year, if any, to fund statutory reserve funds until the accumulative amount of such statutory reserve funds reaches 50% of its registered capital. Upon contribution to the statutory reserve funds using its post-tax profits, a PRC company may also make further contribution to the discretionary reserve funds using its post-tax profits in accordance with a resolution of the shareholders meeting. Where the shareholders or the board of directors of a PRC company violates the provisions of the preceding paragraphs to distribute profits to the shareholders before making up for the losses and contributing to the statutory reserve funds, the shareholders are required to return such distributed profits to the company.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted or approved an equity compensation plan. No options, warrants or other convertible securities have been granted outside of an approved equity compensation plan.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is TranShare Corporation, with an address at Bayside Center 1, 17755 North US Highway 19 Suite 140, Clearwater, FL 33764, telephone number is (303) 662-1112.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

During the year 2021, the Company conducted its business in generally one revenue stream: product sales – wine, water and oil and other F&B products.

Results of Operations

	Years Ended December 31,
	2021		2020		Change
Net revenues	$8,021,823	100%	$5,005,694	100%	$3,016,129	60%

Cost of revenues	(3,659,805)	(46)%	(1,673,367)	(33)%	(1,986,438)	119%
Gross profit	4,362,018	54%	3,332,327	67%	1,029,691	31%

Other operating income	-	-%	35,164	1%	(35,164)	(100)%
Operating expense	(2,184,904)	(27)%	(6,522,200)	(130)%	4,337,296	(67)%
Other income	53,008	1%	27,639	1%	25,369	92%
Other expense	(17,816)	(0)%	(213,355)	(4)%	195,539	(92)%
Income taxes	(248,837)	(3)%	(306,928)	(6)%	58,091	(19)%
Net income (loss)	$1,963,469	24%	$(3,647,353)	(73)%	$5,610,822	(154)%
Net income (loss) attributable to noncontrolling interests	183,733	2%	(391,789)	(8)%	575,522	(147)%
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$1,779,736	22%	$(3,255,564)	(65)%	$5,035,300	(155)%

Net Revenues

Net revenues totaled $8,021,823 for the year ended December 31, 2021, an increase of $3,016,129, or 60%, as compared to the revenue for the year ended December 31, 2020. The reason for the increase was due to the Company expanded water and oil business department.

Cost of Revenues

Cost of revenues totaled $3,659,805 for the year ended December 31, 2021, an increase of $1,986,438, or 119%, as compared to for the year ended December 31, 2020. The increase in cost of revenue was due to the increase of our revenue.

Gross Profit

Gross profit was $4,362,018 and $3,332,327 for the years ended December 31, 2021 and 2020, respectively. Gross profit margin decreased to 54% for the year ended December 31, 2021 from 67% for the corresponding period in 2020 primarily due to the changing of customers’ preference from less popular brands to popular brand products. Popular brands products will incur higher cost of revenue and result in the decrease of gross profit.

Operating Expenses

General and administrative expenses totaled $2,184,904 for the year ended December 31, 2021, a decrease of $4,337,296, or 67%, as compared to the year ended December 31, 2020. The decrease was primarily due to there was no impairment of goodwill for the year ended December 31,2021, and partially offset by the increase of marketing and professional service fees during 2021.

Net Income

Net income totaled $1,963,469 for the year ended December 31, 2021, an increase of $5,610,822, of 154%, as compared to the net loss of $3,647,353 for the year ended December 31, 2020. The increase was primarily due to there was no impairment of goodwill for the year ended December 31, 2021 and the increase of gross profit in 2021.

Liquidity and Capital Resources

Working Capital

	Years Ended December 31,
	2021	2020	Change
Total current assets	$5,069,481	$4,231,054	$838,427
Total current liabilities	1,717,519	1,996,446	(278,927)
Working capital	$3,351,962	$2,234,608	$1,117,354

As of December 31, 2021, we had working capital of $3,351,962 as compared to working capital of $2,234,608 as of December 31, 2020. We had total current assets of $5,069,481 consisting of cash on hand of $123,163, accounts receivables of $2,662,168, inventory – wine, water, oil and other items of $81,073, prepayments and other current assets of $2,176,713, and amount due from related parties of $26,364, compared to total current assets of $4,231,054 as of December 31, 2020. The increase was due to the prepayment to the vendors to secure more competitive price and allowed customers to have a longer payback period to remain market competitive. We had current liabilities of $1,717,519 consisting of operating lease obligation from non-related parties of $133,586, operating lease obligation from related parties of $22,666, accounts payable of $239,492, accrued liabilities of $128,343, short-term bank and other borrowings of $101,207, income tax payable of $25,726, customer advance of $382,518 and amount due to related parties of $683,981 compared to total current liabilities of $1,996,446 as of December 31, 2020. The Company’s net income was $1,963,469 and net loss $3,647,353 for the years ended December 31, 2021 and 2020, respectively.

Cash Flows

	Years Ended December 31,
	2021	2020	Change
Cash flows provided by (used in) operating activities	$(457,142)	$1,236,265	$(1,693,407)
Cash flows provided by (used in) investing activities	469,190	(948,031)	1,417,221
Cash flows used in financing activities	(192,034)	(108,368)	(83,666)
Effect of exchange rate changes on cash and cash equivalents	53,312	31,834	21,478
Net changes in cash and cash equivalents	$(126,674)	$211,700	$(338,374)

Cash Flow from Operating Activities

Cash flow used in operating activities for the year ended December 31, 2021 was $457,142 as compared to the amount of $1,236,265 provided by operating activities for the year ended December 31, 2020, reflecting a decrement of $1,693,407. The decrease in net cash provided by operating activities was mainly due to an increment of prepayment and other current assets, deposits paid to secure market competitive and cost effective. Besides, during Year 2021, funds were used for repayment of account receivables, operating lease liabilities, income tax payable and customers advances.

Cash Flow from Investing Activities

Cash flow provided by investing activities was $469,190 for the year ended December 31, 2021, compared to the cash flow used in investing activities $948,031 for the year ended December 31, 2020. The net cash flow provided by investing activities was mainly due to the borrowing collection of due from related parties.

Cash Flow from Financing Activities

Cash flow used in financing activities was $192,034 for the year ended December 31, 2021, compared to cash flow used in financing activities of $108,368 for the year ended December 31, 2020. The increase in net cash used in financing activities was mainly due to the repayment to related parties.

Capital requirement for short term and long term

As of December 31, 2021, the Company finance capital requirement through trust and commercial bank in PRC for further expansion, details are as follows:

	December 31, 2021	December 31, 2020
Bank loan from a trust in PRC	$67,438	$114,879
China Construction Bank	143,192	-
WeBank	78,795	139,387
Aggregate outstanding principal balances	$289,425	$254,266
Less: current portion	101,207	-
Total non-current borrowings	$188,218	$254,266

Other Material Cash requirement

In addition to the financing arrangements discussed above, FVTI is party to numerous contracts and arrangements obligating it to make cash payments in future years. FVTI expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on FVTI’s Consolidated Balance Sheets at December 31, 2021. Such obligations include:

Operating lease obligation – See Note 10 to the Consolidated Financial Statement.

Trends, commitment and uncertainties that likely to result in material changes in liquidity

Except the issues mentioned above, FVTI has no other uncertainties that likely to result in material changes in liquidity based on management’s understanding and knowledge.

Critical Accounting Policy

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021, that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weakness under the standards of the Public Company Accounting Oversight Board was lack of well-established procedures to identify, approve and review related party transactions.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2021. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of December 31, 2021, our internal control over financial reporting is improving, however, not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures or actions:

●	We have increased our personnel resources and technical accounting expert within the accounting function and intend to hire additional accounting expert for the function due to continuously increasing of turnover.

●	We have established an audit committee to oversee accounting controls consistent with control objectives.

●	We plan to prepare written policies and procedures for operating, accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

●	We have tested our updated controls and remediate our deficiencies in the year 2021. Our internal control will be continuously updated and tested in the future.

●	We retained a director who is qualified as an Audit Committee financial expert as defined in the Regulation S-K

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2021, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, except that we have hired outside consultant to remediate our material weakness in lack of accounting and finance personnel with technical knowledge in SEC rules and regulations.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position with the Company
Yumin Lin	53	Chairman of the Board, Chief Executive Officer, President and Secretary
Kaihong Lin	48	Chief Financial Officer, Treasurer and Director
Minghua Cheng	61	Director
Bulin Wang (2)(3)	60	Independent Director
Jianwei Lin (1)	38	Independent Director
Bin Li (2)(3)	54	Independent Director
Anthony Chan (1)(2)	57	Independent director
Chaoping Chen (3)	51	Independent Director
Louis, Ramesh Ruben (1)	44	Independent Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Yumin Lin has serves as the Chairman of the Board, Chief Executive Officer, President and a director of the Company since December 2016. Mr. Lin has over 30 years of experience in business management. He has also been serving as chairman to FVTL since May 2011, the executive director of DILHK since June 2016, the executive director or QHDX since November 2016, the executive director of Shenzhen Xinghuashang Industrial Group Co., Ltd., a consulting company in China, since December 2019 and the director of Huashang Industrial Group Co., Ltd., a business consulting company in China, since October 2019. From April 1999 to May 2011, he was the general manager of Dongguan Saite Building Material Co., Ltd., a building material supplier in China.

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

Anthony S. Chan was appointed as an Independent Director on October 26, 2021. Mr. Chan is a certified public accountant registered with the State of New York and a seasoned executive with over 30 years of professional experience in auditing, financial reporting and business advisory. Mr. Chan is the Chief Financial Officer of Sharing Services Global Corporation (OTC: SHRG) and President of CA Global Consulting Inc., a company he co-founded in February 2014. Since February 2020, he has been serving as the Director of Assurance and Advisory Services at Wei, Wei & Co., LLP., a full-service CPA firm registered with the PCAOB. From July 2019 to January 2020, Mr. Chan served as the Chief Financial Officer of SPI Energy Co. Ltd (Nasdaq: SPI), a Nasdaq-listed green energy solutions company. From October 2017 to March 2019, Mr. Chan served as the Chief Financial Officer of Helo Corp. (OTC Pink: HLOC), a technology company with shares traded on the OTC Pink Market. From September 2013 to November 2015, Mr. Chan served as an Executive Vice President, Director and Acting CFO of Sino-Global Shipping America, Ltd. (Nasdaq: SINO), a logistics and shipping company with operations in China, Australia and Hong Kong. From February 2005 to August 2013, Mr. Chan was a partner at three full-service CPA firms in New York, including UHY LLP (from September 2012 to August 2013), Friedman LLP (from September 2011 to July 2012) and Berdon LLP (from February 2005 to August 2011). Prior to that, he had held executive and professional positions at various U.S.-based companies including Primedia Inc, National Broadcasting Company, Arthur Anderson, KPMG, and PwC. Mr. Chan holds an MBA in Finance and Investments from Baruch College of the City University of New York, and a Bachelor of Arts in Accounting and Economics from Queens College of the City University of New York.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2021, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Director Independence

The board of directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the board of directors determined that each of Bulin Wang, Chaoping Chen, Bin Lin, Anthony S. Chan, Ramesh Ruben Louis and Jianwei Lin are independent within the meaning of the NASDAQ rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

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

Audit Committee

Our Audit Committee was established on April 9, 2021 and is composed of three of our independent directors: Jianwei Lin (Chairman until October 26, 2021, remains as member of Audit Committee), Anthony Chan (Chairman since October 26, 2021) and Ramesh Ruben Louis. Anthony Chan qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Compensation Committee

Our Compensation Committee was established on April 9, 2021. The Compensation Committee is responsible for, among other matters:

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

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee was established on April 9, 2021. The Corporate Governance and Nominating Committee is responsible for, among other matters:

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the code of ethics is attached as Exhibit 14.1 to this Annual Report.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2021 and 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yumin Lin	2020	13,002	-	-	-	-	-	-	13,002
Chairman of the Board, Chief Executive Officer, President and Secretary	2021	23,248	-	-	-	-	-	-	23,248

Kaihong Lin (1)	2020	27,814	-	-	-	-	-	-	27,814
Chief Financial Officer, Treasurer and Director	2021	33,442	-	-		-	-	-	33,442

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

Outstanding Equity Awards

There were no outstanding equity awards, as of December 31, 2021.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

Directors’ compensation $84,587 was paid for directors’ services during the years ended December 31, 2021 and $nil was paid during the year ended December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of March 31, 2022 by (i) each shareholder known by the Company to be the beneficial owner of 5% or more of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 15,655,038 shares of our common stock outstanding as of March 31, 2022.

The business address of each directors and officers listed below is B1601 Oriental Impression Building 2, No. 139 Liansheng Road, Humen Town, Dongguan, Guangdong, China 523900.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Officers
Yumin Lin(1)	6,501,708	41.53%
Kaihong Lin(2)	3,588	*
Minghua Cheng(3)	6,950,912	44.40%
Bulin Wang	-	-
Anthony S. Chan	-	-
Jianwei Lin	-	-
Bin Li	-	-
Chaoping Chen	-	-
Ramesh Ruben Louis	-	-
Anthony Chan	-	-
All officers and directors as a group (ten persons)	13,456,208	85.95%

5% Shareholders
China Kaipeng Group Co., Ltd.(7)	7,650,000	48.87%
Gaosheng Group Co., Ltd.(8)	4,362,616	27.87%

* Less than one percent.

(1)	Consists of (i) 900,000 shares of the Company’s common stock Mr. Yumin Lin holds directly, which shares were issued to Mr. Lin in our acquisition of DIGLS on April 23, 2018, (ii) approximately 4,362,616 shares held by Gaosheng Group Co., Ltd., which is solely owned by Mr. Lin who may be deemed to have the voting and dispositive power of such shares, (iii) 1,214,820 shares held by China Kaipeng Group Co., Ltd, a company Mr. Lin owns 15.88% who may be deemed to have the voting and dispositive power of such shares, and (iv) approximately 24,272 shares issued to him on December 16, 2020 in lieu of the full payment of the working capital advances and loans he made to the Company.
(2)	Consists of 3,588 shares of the Company’s common stock Mr. Kaihong Lin holds directly, of which 813 shares were issued on July 19, 2019 and 2,775 were issued on August 7, 2019 in private placements.
(3)	Consists of (i) 515,732 shares of the Company’s common stock Mr. Minghua Cheng holds directly, of which approximately 487,431 shares were issued to Mr. Cheng on June 28, 2018 in a private placement, 27,800 shares were issued on April 3, 2019 in a private placement, and 500 shares were issued on August 10, 2016 in a private placement and (ii) 6,435,180 shares held through China Kaipeng Group Co., Ltd, a company Mr. Cheng owns 84.12% who may be deemed to have the voting and dispositive power of such shares.
(4)	Minghua Cheng and Yumin Lin holds 84.12% and 15.88% of China Kaipeng Group Co., Ltd, respectively, and are deemed to hold the voting and dispositive power over the Company’s common stock held by China Kaipeng Group Co., Ltd. The business address of this company is Second Floor, Capital City Independence Avenue Mahe Victoria, Seychelles.
(5)	Yumin Lin is a 100% shareholder of Gaosheng Group Co., Ltd. and is deemed to hold the voting and dispositive power over the Company’s common stock held by Gaosheng Group Co., Ltd. The business address of this company is Second Floor, Capital City Independence Avenue Mahe Victoria, Seychelles.

The Company does not know any arrangements which may result in a change in control of the Company at a subsequent date.

Item 13. Certain Relationships, Related Transactions and Director Independence

Due from related parties mainly consists of funds advanced to related parties as borrowings or funds advanced to pay off the Company’s expenses. The balances are unsecured, non-interest bearing. During the year ended December 31, 2021, the Company advanced $nil to its related parties, and collected $614,275 repayments.

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2021, the Company borrowed $464,958 from these related parties, and repaid $684,784.

In addition, during the year ended December 31, 2021, these related parties paid expenses on the Company’s behalf in an amount of $344,218.

The Company sold its wine and liquor products to Mr. Kaihong Lin, the Chief Financial Officer, Treasurer and a director of the Company, in the amounts of $407 and $51 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021 the outstanding receivables due from Mr. Kaihong Lin is $nil. As of December 31, 2020, the outstanding receivables due from Mr. Kaihong Lin was in the amounts of $215,973, the amount due is unsecured and non-interest bearing. As of the reporting date, the amount due from the director is $0.

On December 16, 2020, Mr. Yumin Lin, our Chairman, Chief Executive Officer, President and Secretary, made working capital advances and loans to the Company for an aggregate amount of $796,116. On the same day, the board of directors of the Company approved to issue an aggregate of 485,439 shares of common stock of the Company, par value $0.001 per share (the “Conversion Shares”), to him in lieu of the full payment of the outstanding balance payable to him in cash. And the Company sold its wine and liquor products to Mr. Yumin Lin in the amount of $389 for the year ended December 31, 2021. As of December 31, 2021, the amount due to Mr. Yumin Lin was $344,218, the amount due is unsecured and non-interest bearing. As of the reporting date, the amount due from the director is $0.

The Company has two operating lease agreements with related parties: Ms. Qingmei Lin, operating lease for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027. The monthly rent expense is RMB10,000 (approximately $1,450). Mr. Ye Hongwei, operating lease for the premises in Dongguan City, PRC. The agreement covers the period from September 27, 2020 to September 30, 2023. The monthly rent expense is RMB960 (Approximately $148).

For more related party transactions, see Note 9 of the accompanying consolidated financial statements.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

Fee Category	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit Fees (1)	$395,000	$191,400
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$12,563

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

All above audit services were pre-approved by the Audit Committee of the Board of Directors for the fiscal years ended December 31, 2021 and 2020, which concluded that the provision of such services by MaloneBailey, LLP was compatible with maintenance of the firm’s independence in the conduct of its audits.

Holding Foreign Companies Accountable Act (HFCAA)

Our common stock may be prohibited from trading on a national exchange or “over-the-counter” markets under the HFCAA if the PCAOB determines it is unable to inspect or investigate completely our auditors for three consecutive years beginning in 2021. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China and (2) Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

Our auditor, MaloneBailey, LLP, is headquartered in Houston, Texas, with offices in Beijing and Shenzhen. and has been inspected by the PCAOB on a regular basis. MaloneBailey, LLP is a firm registered with the PCAOB and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. MaloneBailey, LLP has been subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, in the future, if it is determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit MaloneBailey, LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA. See “Risk Factors — Our shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act becomes law; and the delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment” and “Risk Factors — Newly enacted Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and the Public Company Accounting Oversight Board, and proposed rule changes submitted by Nasdaq calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs” for more information.

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

(3) Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014).

3.3	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2021)

4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1+	Employment Agreement, dated as of December 20, 2019, by and between Fortune Valley Treasures, Inc. and Kaihong Lin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019)

10.2	Supplemental Agreement to Equity Interest Transfer Agreement, dated January 6, 2021, by and among DaXingHuaShang Investment (Hong Kong) Ltd, Valley Holdings Limited, Angel International Investment Holdings Limited and Fortune Valley Treasures, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2021)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2021)

21.1*	Subsidiaries of the registrant

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE VALLEY TREASURES, INC.
Date:	March 31, 2022

		By:	/s/ Yumin Lin
		Name:	Yumin Lin
		Title:	Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Kaihong Lin
Name:	Kaihong Lin
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Fortune Valley Treasures, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fortune Valley Treasures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fortune Valley Treasures, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

March 31, 2022

Fortune Valley Treasures, Inc.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	2021	2020
Assets
Current assets
Cash and cash equivalents	$123,163	$249,837
Accounts receivable (including $43,477 and $239,468 from related parties as of December 31, 2021 and 2020, respectively)	2,662,168	2,468,038
Inventories	81,073	144,565
Prepayments and other current assets (including $1,813,904 and $298,383 to related parties as of December 31, 2021 and 2020, respectively)	2,176,713	383,808
Due from related parties	26,364	984,806
Total current assets	5,069,481	4,231,054

Non-current assets
Deposits paid (including $1,596,075 and $526,101 to related parties as of December 31, 2021 and 2020, respectively)	2,306,160	671,921
Property and equipment, net	140,394	47,815
Operating lease right-of use assets	385,896	153,251
Operating lease right-of use assets, related parties	98,626	160,013
Intangible assets, net	2,281,790	3,028,490
Goodwill	1,406,289	1,368,915
Total Assets	$11,688,636	$9,661,459

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations - current	$133,586	$67,915
Operating lease obligations, related parties - current	22,666	160,238
Accounts payable (including $17,789 and $87,469 to related parties as of December 31, 2021 and 2020, respectively)	239,492	251,541
Accrued liabilities	128,343	277,531
Bank and other borrowings - current	101,207	-
Income tax payable	25,726	321,670
Customer advances (including $nil and $15,011 from related party as of December 31, 2021 and 2020, respectively)	382,518	580,151
Due to related parties	683,981	337,400
Total current liabilities	1,717,519	1,996,446

Non-current liabilities
Operating lease obligations – non-current	240,611	85,764
Operating lease obligations, related parties – non-current	77,934	93,332
Bank and other borrowings	188,218	254,266
Total Liabilities	2,224,282	2,429,808

Stockholders’ Equity
Common stock (150,000,000 shares authorized, 15,655,038 shares issued and outstanding as of December 31, 2021 and 2020)*	15,655	15,655
Additional paid in capital*	11,061,233	11,061,233
Accumulated deficit and statutory reserves	(2,561,681)	(4,341,417)
Accumulated other comprehensive income	544,305	300,265
Total Fortune Valley Treasures, Inc. stockholders’ equity	9,059,512	7,035,736
Noncontrolling interests	404,842	195,915
Total Stockholders’ Equity	9,464,354	7,231,651

Total Liabilities and Stockholders’ Equity	$11,688,636	$9,661,459

*	Given effect of the Reverse Stock Split, See Note 12

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years ended December 31, 2021 and 2020

	2021	2020

Net revenues (including $495,330 and $843,828 from related parties for the years ended December 31, 2021 and 2020, respectively)	$8,021,823	$5,005,694
Cost of revenues (including $663,976 and $308,381 from related parties for the years ended December 31, 2021 and 2020, respectively)	3,659,805	1,673,367
Gross profit	4,362,018	3,332,327

Other operating income	-	35,164

Operating expenses:
Selling and distribution expenses	89,416	23,191
General and administrative expenses	2,095,488	873,505
Other operating expenses	-	30,812
Impairment loss on goodwill	-	5,594,692

Operating income (loss)	2,177,114	(3,154,709)

Other income (expense):
Other income	52,025	26,878
Loss from conversion of related party loan	-	(199,030)
Interest income	983	761
Interest expense	(17,816)	(14,325)
Other income (expense), net	35,192	(185,716)

Income (loss) before income tax	2,212,306	(3,340,425)

Income tax expense	248,837	306,928

Net income (loss)	$1,963,469	$(3,647,353)
Less: Net income (loss) attributable to noncontrolling interests	183,733	(391,789)
Net income (loss) attributable to Fortune Valley Treasures, Inc.	1,779,736	(3,255,564)

Other comprehensive income:
Foreign currency translation gain	269,234	321,337

Total comprehensive income (loss)	2,232,703	(3,326,016)
Less: comprehensive income (loss) attributable to noncontrolling interests	208,927	(353,118)
Comprehensive income (loss) attributable to Fortune Valley Treasures, Inc.	$2,023,776	$(2,972,898)

Earnings (loss) per share
Basic and diluted earnings (loss) per share*	$0.11	$(0.21)
Basic and diluted weighted average shares outstanding*	15,655,038	15,390,620

*	Given effect of the Reverse Stock Split, see Note 12

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years ended December 31, 2021 and 2020

			Additional	Accumulated
	No. of	Common	Paid in	Deficit and Statutory	Accumulated Other Comprehensive	Non controlling	Total Stockholders’ Equity
	Shares*	Stock*	Capital*	Reserves	Income	Interests	(Deficit)
Balance as of December 31, 2019*	15,387,632	$15,388	$292,362	$(1,085,853)	$17,599	$-	$(760,504)
Shares issued for conversion of related party loan*	24,272	24	995,125	-	-	-	995,149
Shares issued for acquisition of subsidiary*	243,134	243	9,773,746	-	-	-	9,773,989
Noncontrolling interests arising from acquisition of subsidiary	-	-	-	-	-	549,033	549,033
Net loss	-	-	-	(3,255,564)	-	(391,789)	(3,647,353)
Foreign currency translation adjustment	-	-	-	-	282,666	38,671	321,337
Balance as of December 31, 2020*	15,655,038	$15,655	$11,061,233	$(4,341,417)	$300,265	$195,915	$7,231,651
Foreign currency translation adjustment	-	-	-	-	244,040	25,194	269,234
Net income	-	-	-	1,779,736	-	183,733	1,963,469
Balance as of December 31, 2021	15,655,038	$15,655	$11,061,233	$(2,561,681)	$544,305	$404,842	$9,464,354

*	Given effect of the Reverse Stock Split, see Note 12

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities
Net income (loss)	$1,963,469	$(3,647,353)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	869,407	282,795
Non-cash lease expense	117,824	124,542
Impairment loss on goodwill	-	5,594,692
Loss from conversion of related party loan	-	199,030
Changes in operating assets and liabilities
Accounts receivable	(124,843)	(2,311,261)
Inventories	66,424	(28,659)
Prepayments and other current assets	(1,755,603)	(74,427)
Due from related parties	356,225	-
Deposits paid	(1,591,577)	(635,902)
Accounts payable	(18,632)	199,520
Due to related parties	118,009	-
Customer advances	(210,259)	549,051
Accrued liabilities	189,812	740,652
Income tax payable	(300,140)	298,039
Operating lease obligations	(137,258)	(54,454)
Cash provided by (used in) operating activities	(457,142)	1,236,265

Cash flows from investing activities
Acquisition of intangible asset	(28,008)	-
Advance to related parties	-	(936,192)
Proceeds from acquisition of subsidiary	-	7,672
Repayment of advance to related parties	614,275	46,388
Purchase of property and equipment	(117,077)	(65,899)
Net cash provided by (used in) investing activities	469,190	(948,031)

Cash flows from financing activities
Repayments to related parties	(684,784)	(920,457)
Repayments to a third party	(49,817)	-
Borrowings from related parties	464,958	571,453
Borrowings from a third party	-	108,721
Proceeds from bank borrowings, net	77,609	131,915
Net cash used in financing activities	(192,034)	(108,368)

Effect of exchange rate changes on cash and cash equivalents	53,312	31,834
Net changes in cash and cash equivalents	(126,674)	211,700
Cash and cash equivalents–beginning of the year	249,837	38,137

Cash and cash equivalents–end of the year	$123,163	$249,837

Supplementary cash flow information:
Interest paid	$17,816	$14,325
Income taxes paid	$444,376	$-

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$344,218	$498,549
Remeasurement of the operating lease obligation and right-of-use asset due to lease modification	$41,010	$-
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$319,092	$256,804
Shares issued for acquisition of subsidiary	$-	$9,773,989
Related party loan settled with issuance of shares	$-	$769,119

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

On January 6, 2021, FVTI, JJGS, Valley Holding Limited (“Valley Holdings”) and Angel International Investment Holdings Limited (the “Valley Holdings Seller”) signed a termination agreement, pursuant to which the parties mutually agreed to terminate the original equity interest transfer agreement signed on March 16, 2020. On the same date, FVTI, DILHK, Valley Holdings and the Valley Holdings Seller entered into a new equity interest transfer agreement, pursuant to which DILHK agreed to purchase 70% of Valley Holdings’ equity interest (the “Valley Holdings Equity Transfer”) from the Valley Holdings seller in consideration of FVTI’s common shares valued at $12 million (subject to adjustments in the event Valley Holdings’ net income is more than HK$5 million (approximately US$0.6 million) or less than HK$3 million (approximately US$0.4 million) for the fiscal year ended December 31, 2020). As of the date of this filing, the closing of the Valley Holdings Equity Transfer has not occurred.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and fulfillment of obligations in the normal course of business. The realization of assets and fulfillment of obligations in the normal course of business is dependent on, among other things, the Company’s ability to generate sufficient cash flows from operations, and the Company’s ability to arrange adequate financing arrangements.

Historically, the Company had recurring net losses and negative operating cash flows that raised substantial doubt about its ability to continue as a going concern. The Company has been improving its operations subsequent to the acquisition of Xixingdao in August 2020. In assessing its going concern in the next twelve months following the issuance of the financial statements for the year ended December 31, 2021, management considered the projected revenues and expenses for the next twelve months. Although the Company has generated a negative operating cash flow of $457,142 during the year ended December 31, 2021, it has reported a net income of $1,963,469. In addition, the Company had a working capital of $3,351,962 as of December 31, 2021. Based on the Company’s efforts in improving its operations and the significant working capital increase as of December 31, 2021, the management believes that the substantial doubt has been alleviated.

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

As of December 31, 2021, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYDL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Tai Food Trade Ltd (“FTFL”)	October 23, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jia Drinking Water Ltd (“FJDL”)	March 29, 2021	Xixingdao	Sales of agriculture products, household electric appliances and food	PRC
Dongguan City Fu Sheng Drinking Water Ltd (“FSDL”)	March 29, 2021	Xixingdao	Sales of agriculture products, household electric appliances and food	PRC
Dongguan City Fu Xi Drinking Water Ltd (“FXDL”)	March 17, 2021	Xixingdao	Sales of agriculture products, household electric appliances and plastic products	PRC
Shenzhen City Fu Jin Trading Technology Ltd (“FJSTL”)	June 7, 2021	Xixingdao	Sales of agriculture products, household electric appliances, plastic products and software development	PRC
Dongguan City Fu Li Trading Ltd (“FLTL”)	September 10, 2021	Xixingdao	Sales of agriculture products, household electric appliances and plastic products	PRC
Guangdong Fu Gu Supply Chain Group Ltd (“FGGC”)	September 13, 2021	QHDX	Supply chain service, sales of food and health products, machinery, plastic products, and investment holding	PRC

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in stockholders’ equity.

	December 31, 2021	December 31,2020
Spot RMB: USD exchange rate	$0.15735	$0.15317
Average RMB: USD exchange rate	$0.15499	$0.14496

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

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of revenues when is has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are alcoholic beverages and water. The selling price of alcoholic beverages tend to increase over time, however, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time.

Property and equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property and equipment are as follows:

Categories	Estimated useful life
Office equipment	3-20 years
Leasehold improvements	3 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

Intangible assets, net

Intangible assets with definite lives are stated at cost less accumulated amortization and consist mainly of distribution channel that was acquired in the acquisition of Xixingdao.

Amortization is calculated on the straight-line basis over the following estimated useful lives:

Categories	Estimated useful life
Distribution channel	4 years
Others	5 years

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

The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2021 and 2020.

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

During the years ended December 31, 2021 and 2020, the Company has recorded impairment of goodwill in the amount of $nil and $5,594,692, respectively.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	For the years ended
	December 31, 2021	December 31, 2020
Sales of wine	$3,098,070	$2,704,662
Sales of water	3,653,171	1,297,554
Sales of oil	515,273	493,284
Others	755,309	510,194
Total	$8,021,823	$5,005,694

Contract liabilities

Contract liabilities consist mainly of advances from customers including related party customers. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of December 31, 2021 and 2020, the Company had customer advances of $382,518 and $580,151, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $580,151 and $nil, respectively, of customer advances in the opening balance.

Sales and distribution expenses

Sales and distribution expenses amounted to $89,416 and $23,191 for the years ended December 31, 2021 and 2020, respectively. Selling and distribution costs are expensed as incurred and included in selling expenses.

General and administrative expenses

General and administrative expenses consist primarily of salary and welfare for general and administrative personnel, rental expenses, entertainment expenses, general office expenses and professional service fees.

Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 17% for the period from the beginning of 2018 till the end of April 2018, then changed to 16% from May 2018 to the end of March 2019, and changed to 13% from April 2019. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverable if input VAT is larger than output VAT. For entities that are VAT small taxpayers, VAT rate applicable is 3% for the period from the beginning of 2018, then during the COVID-19, the small taxpayers are allowed to enjoy the preferred tax policy, tax rate from 3% to 1% for the period from March 1, 2020 to December 31, 2021. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

The Company accounted for uncertainties in income taxes in accordance with ASC 740. Interest and penalties related to unrecognizable tax benefit recognized in accordance with ASC 740 are classified in the consolidated statements of comprehensive income as income tax expense.

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. The Company had $636,898 and $nil to statutory reserves as of December 31, 2021 and 2020, respectively, which were included in accumulated deficit and statutory reserves in the Company’s consolidated balance sheets.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

The Company maintains certain bank accounts in the PRC. On May 1, 2015, the PRC’s new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in the PRC are required to purchase deposit insurance for deposits in RMB and in foreign currency placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are much higher than the compensation limit, which is RMB500,000 for one bank. However, the Company believes that the risk of failure of any of these Chinese banks is remote. Bank failure is uncommon in the PRC and the Company believes that those Chinese banks that hold the Company’s cash and cash equivalents are financially sound based on public available information.

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

The Company also exposures to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by group of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company generally requires payment after delivery of the goods within 60 to 90 days. Credit limits are established and exposure is monitored in light of changing counterparty and market conditions. For the years ended December 31, 2021 and 2020, no customer accounted for more than 10% of the Company’s total revenues or accounts receivable. For the year ended December 31, 2021, the Company had one supplier that accounted for more than 10% of the Company’s total purchases and accounts payable. The Company had other two suppliers accounted for more than 10% of the Company’s accounts payable. For the year ended December 31, 2020, the Company had one supplier that accounted for more than 10% of the Company’s total purchases and accounts payable. The Company had other three suppliers, including one related party, accounted for more than 10% of the Company’s accounts payable.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Accounts receivable (including $43,477 and $239,468 from related parties as of December 31, 2021 and 2020, respectively)	$2,662,168	$2,468,038
Less: Allowance for doubtful accounts	-	-
Account receivable, net	$2,662,168	$2,468,038

NOTE 4 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Prepayments (including $1,813,904 and $298,383 to related parties as of December 31, 2021 and 2020, respectively)	$2,169,095	$376,746
Other current assets	7,618	7,062
Prepayments and other current assets	$2,176,713	$383,808

Balance of prepayments represented the advanced payments to suppliers including related party suppliers.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Office equipment	$113,995	$69,158
Leasehold improvement	126,386	54,146
Property and equipment	240,381	123,304
Less: Accumulated depreciation	(99,987)	(75,489)
Property and equipment, net	$140,394	$47,815

Depreciation expense, which was included in general and administrative expenses, for the years ended December 31, 2021 and 2020 was $24,500 and $22,590, respectively.

NOTE 6 – BUSINESS COMBINATION AND GOODWILL

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

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on December 31, of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. During the year ended December 31, 2020, the Company’s evaluation of goodwill for impairment involves the comparison of the fair value of Xixingdao to its carrying value. The Company used the income approach with the discounted cash flow valuation method with the assistance of a third-party valuation appraiser to estimate fair value, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rate. The impairment loss on goodwill of $5,594,692, was recognized during the year ended December 31, 2020. As of December 31, 2020, the balance of goodwill is $1,368,915.

During the year ended December 31, 2021, the Company performed a qualitative assessment by taking into consideration the industry and market conditions, overall financial performance of the reporting unit, and other specific information related to the operations. Based on the assessment, the Company determined that it was not necessary to perform a quantitative goodwill impairment test and concluded that no impairment indicators on its goodwill were noted as of December 31, 2021. As of December 31, 2021, the balance of goodwill is $1,406,289.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	2021	2020
Distributor channel	$3,389,404	$3,299,329
Others	22,299	4,105
Total intangible assets	3,411,703	3,303,434
Less: Accumulated amortization	(1,129,913)	(274,944)
Total	$2,281,790	$3,028,490

Amortization expense for the years ended December 31, 2021 and 2020 was $844,907 and $260,205, respectively, included in cost of revenues.

As of December 31, 2021, the future estimated amortization costs for distribution channel are as follows:

2022	$847,351
2023	847,351
2024	564,901
Thereafter	-
Total	$2,259,603

NOTE 8 - INCOME TAXES

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the years ended December 31, 2021 and 2020, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

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

The components of the income tax provision are as follows:

	2021	2020
Current:
– United States of America	$20,071	$46,621
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	228,766	260,307
Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-
Total	$248,837	$306,928

A summary of United States and foreign income (loss) before income taxes was composed of the following:

	2021	2020
Income (loss) attributed to PRC operations	$3,109,080	$(2,861,595)
Income (loss) attributed to Seychelles and Hong Kong	(444)	873
Loss attributed to U.S.	(896,330)	(479,703)
Income (loss) before tax	$2,212,306	$(3,340,425)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2021 and 2020:

	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
Higher rates in PRC, net	-%	-%
Reconciling items, net operating losses in PRC and other jurisdictions, election to not recognize tax asset	-%	-%
Income tax difference under different tax jurisdictions	7.2%	-3.9%
PRC tax exemption for qualified small-scale and low-profit enterprises	-36.8%	17.7%
Valuation allowance on deferred income tax assets	2.5%	-1.5%
Amortization of intangible asset and impairment of goodwill not deductible for tax purposes	7.9%	-36.8%
Impact of GILTI	9.4%	-4.4%
Others	-%	-1.3%
The Company’s effective tax rate	11.2%	-9.2%

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.

The significant components of deferred taxes of the Company are as follows:

	As of
	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carry forwards	$-	$-
-United States	-	-
-Hong Kong	-	-
-PRC	55,457	54,598
Gross deferred tax assets	55,457	54,598
Less: valuation allowance	(55,457)	(54,598)
Total deferred tax assets, net	$-	$-

NOTE 9- RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, the Company identified certain of its customers and suppliers to be related parties as the Company can exercise significant influence over those parties. To conform to the current year presentation, the balances and transactions of those related parties in prior year have been reclassified.

Amounts due from related parties as of December 31, 2021 and 2020 are as follows:

		2021	2020
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$-	$45,662
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	-	215,973
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	-	360,273
Mr. Huagen Li	Manager of a subsidiary	-	123,456
Mr. Zhipeng Zuo	Manager of a subsidiary	-	133,658
Ms. Shuqin Chen	Manager of a subsidiary	-	105,784
Mr. Deqin Ke	Manager of a subsidiary	26,364	-
		$26,364	$984,806

Amounts due to related parties as of December 31, 2021 and 2020 are as follows:

		2021	2020
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$344,218	$-
Ms. Xiulan Zhou	Manager of a subsidiary	1,157	-
Mr. Huagen Li	Manager of a subsidiary	2,518	-
Mr. Guodong Jia	Manager of a subsidiary	944	-
Mr. Minghua Cheng	Director and majority shareholder of the Company	157,353	-
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder of the Company	17	-
Mr. Anping Chen	Manager of a subsidiary	6,924	-
Mr. Jiangwei Jia	Manager of a subsidiary	787	-
Ms. Xiuyun Wang	Manager of a subsidiary	6,020	1,483
Mr. Yuwen Li	Vice President	70,745	292,024
Shenzhen DaXingHuaShang Industry Development Ltd.	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	93,298	3,063
Ms. Lihua Li	Mr. Yuwen Li’s wife	-	677
Mr. Zihao Ye	Manager of a subsidiary	-	12,958
Mr. Weihua Zuo	Manager of a subsidiary	-	2,298
Mr. Deqin Ke	Manager of a subsidiary	-	9,274
Mr. Shengpin Liu	Manager of a subsidiary	-	306
Mr. Aisheng Zhang	Manager of a subsidiary	-	3,063
Mr. Zhihua Liao	Manager of a subsidiary	-	12,254
		$683,981	$337,400

Revenues generated from related parties during the years ended December 31, 2021 and 2020 are as follows:

		2021	2020
Mr. Yuwen Li	Vice President	$-	$627
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	407	51
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	389	332
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	63	42
Mr. Zihao Ye	Manager of a subsidiary	108	442
Mr. Naiyong Luo	Manager of a subsidiary	5,759	6,434
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	6,820	1,225
Shenzhen DaXingHuaShang Industry Development Ltd	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	-	1,257
Shenzhen DaXingHuaShang Supplychain Service Co., Ltd.	Subsidiary of Shenzhen DaXingHuaShang Industry Development Ltd.	-	269,552
Guangdong Shuiyijia Distribution Co., Ltd.	Ms. Lihua Li is the supervisor of this company	19,619	149
Dongguan Chashan Pingfeng Cigarate and Wine Co., Ltd.	Mr. Taiping Deng, a manager of a subsidiary, is the controlling shareholder of Dongguan ChaShan Pingfeng Cigarate and Wine Co. Ltd.	99,119	-
Dongguan Huanhai Trading Co., Ltd.	Mr. Weihong Ye, a manager of a subsidiary, is the controlling shareholder of Dongguan Huanhai Trading Co., Ltd.	104,663	45,262
Dongguan Hualian Guanhua Gong Co., Ltd.	Mr. Weihong Ye, a manager of a subsidiary, is the controlling shareholder of Dongguan Hualian Guanhua Gong Co., Ltd.	57,671	21,534
Dongguan Daying Internet Technology Co., Ltd.	Mr. Minghua Cheng, a director of the Company, is the controlling shareholder of Dongguan Daying Internet Technology Co., Ltd.	132,737	-
Dongguan Zhengui Reality Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Dongguan Zhengui Reality Co., Ltd.	54,730	71,428
Guangdong Yuexin Jiaotong Construction Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Guangdong Yuexin Jiaotong Construction Co., Ltd.	-	15,267
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	-	76,573
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	-	86,131
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	-	86,374
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	-	87,364
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	13,245	73,784
		$495,330	$843,828

Cost of revenues from related parties during the years ended December 31, 2021 and 2020 is as follows:

		2021	2020
Dongguan Anxiang Technology Co., Ltd.	Significant influenced by the Company	$56,598	$57,426
Guangfong Jiaduonuo Shengshi Tradong Co., Ltd.	Significant influenced by the Company	109,936	21,641
Dongguan Baxi Food Distribution Co., Ltd.	Significant influenced by the Company	124,896	75,274
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significant influenced by the Company	99,502	29,122
Dongguan Pengqin Drinking Water Co., Ltd.	Significant influenced by the Company	89,475	38,116
Dongguan Tailai Trading Co., Ltd.	Significant influenced by the Company	113,893	86,802
Dongguan Dalingshan Runxin Drinking Water Store	Significant influenced by the Company	69,676	-
		$663,976	$308,381

Purchases from related parties during the years ended December 31, 2021 and 2020 are as follows:

		2021	2020
Dongguan Anxiang Technology Co., Ltd.	Significant influenced by the Company	$184,099	$64,035
Guangfong Jiaduonuo Shengshi Tradong Co., Ltd.	Significant influenced by the Company	168,066	24,774
Dongguan Baxi Food Distribution Co., Ltd.	Significant influenced by the Company	79,685	32,425
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significant influenced by the Company	63,483	9,857
Dongguan Pengqin Drinking Water Co., Ltd.	Significant influenced by the Company	57,086	73,843
Dongguan Tailai Trading Co., Ltd.	Significant influenced by the Company	72,664	48,852
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	9,483	12,394
Dongguan Dalingshan Runxin Drinking Water Store	Significant influenced by the Company	44,454	25,507
		$679,020	$291,687

Due from related parties mainly consists of funds advanced to related parties as borrowings or funds advanced to pay off the Company’s expenses. The balances are unsecured, non-interest bearing.

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand.

In addition, during the years ended December 31, 2021 and 2020, these related parties paid expenses on the Company’s behalf in an amount of $344,218 and $498,549, respectively.

Also see Note 3, 4, 10 and 11 for more transactions with related parties.

NOTE 10 – OPERATING LEASES

As of December 31, 2021, the Company has seventeen separate operating lease agreements for three office spaces, one warehouse and thirteen stores in PRC with remaining lease terms of from 9 months to 64 months.

Two of the leases described above were entered with related parties. The operating lease entered with Ms. Qingmei Lin, a related party, is for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027 with the monthly rent expense of RMB10,000 (approximately $1,450). The operating lease agreement entered with Mr. Hongwei Ye, another related party, is for the premises in Dongguan City, PRC. The agreement covers the period from September 27, 2020 to September 30, 2023 with the monthly rent expense of RMB960 (approximately $139).

The components of lease expense and supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s consolidated statements of operations) for the years ended	December 31, 2021	December 31, 2020

Related parties	$32,677	$100,302
Non-related parties	118,315	15,197

Other information for the years ended	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease obligations	$151,586	$57,115
Weighted average remaining lease term (in years)	3.82	3.48
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of December 31, 2021 are as follows:

Year ending December 31,
2022	$163,885
2023	118,279
2024	87,001
2025	82,482
2026	46,426
Thereafter	6,294
Total lease payment	504,367
Less: Imputed interest	(29,570)
Operating lease obligations	$474,797

Lease expenses were $150,992 and $115,499 for the years ended December 31, 2021 and 2020, respectively.

NOTE 11 – BANK AND OTHER BORROWINGS

In July 2020, the Company obtained a loan from Hua Hui (Shenzhen) Education Management Ltd., which is a related party with Mr. Hongwei Ye being the supervisor, who is also the manager of one of the Company’s subsidiaries, in the total principal amount of RMB1,300,000 (approximately $199,000). The loan bears interest at the rate of 0.7% per month. In December 2020, the Company repaid the loan in full as well as the interest expense of $12,789.

In August 2020, the Company obtained a revolving credit line in the principal amount of RMB910,000 (approximately $139,000) from China Construction Bank, which bears interest at the base Loan Prime Rate of 3.85% plus 0.4%. The credit line is guaranteed by Xiulan Zhou, a related party, and pledged by her property. The maturity date is on July 21, 2023.

In December 2020, the Company obtained a loan in the principal amount of RMB750,000 (approximately $115,000) from Huaneng Guicheng Trust Co., Ltd, a financial institution in PRC, which bears interest at the base Loan Prime Rate of 3.85% plus 8.75%. The credit line is guaranteed by Yumin Lin. The maturity date is on December 21, 2022.

In November 2021, the Company obtained a bank loan in the principal amount of RMB500,000 (approximately $79,000) from Shenzhen Qianhai Webank Co., Ltd. (“WeBank”), which bears interest at 3.6%. The maturity date is on December 11, 2021. On December 11, 2021, the Company and WeBank agreed to extend the maturity date of the loan to December 21, 2023 and increase the principal amount to RMB500,750 (approximately $79,000) reflecting the accrued interest. The loan is guaranteed by Yumin Lin and bears interest at 10.71%.

The balance of the loans borrowed as of December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Bank loan from the trust in PRC	$67,438	$114,879
China Construction Bank	143,192	-
WeBank	78,795	139,387
Aggregate outstanding principal balances	$289,425	$254,266
Less: current portion	101,207	-
Non-current portion	$188,218	$254,266

The total interest expense was $17,816 and $14,325 (including $12,789 paid to a related party) for the years ended December 31, 2021 and 2020, respectively.

NOTE 12 – COMMON STOCK

Effective on October 21, 2021, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s authorized shares of common stock became 150,000,000 shares. As of September 30, 2020 and immediately prior to the Reverse Stock Split, there were 313,098,220 shares of common stock issued and outstanding. As a result of the Reverse Stock Split, the Company has 15,655,038 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All share and per share amount in the accompanying financial statement for the prior period have been retroactively adjusted to reflect the Reverse Stock Split.

NOTE 13 - SUBSEQUENT EVENTS

During the subsequent period through March 31, 2022, the Company advanced a total amount of $382,646 to a related party, and the related party repaid the amount of $167,003 to the Company. The balance of due from related parties as of the filing date was $148,430.

