Form 10-Q
period 2022-03-31
Fortune Valley Treasures, Inc.
filed 2022-05-16
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Registrant’s phone number, including area code (86) 769-85729133

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

Yes ☐ No ☒

As of May 16, 2022, there were 15,655,038 shares, par value $0.001, of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$150,613	$123,163
Accounts receivable (including $19,044 and $43,477 from related parties as of March 31, 2022 and December 31, 2021, respectively)	1,881,892	2,662,168
Inventories	148,004	81,073
Prepayments and other current assets (including $1,731,874 and $1,813,904 to related parties as of March 31, 2022 and December 31, 2021, respectively)	2,628,902	2,176,713
Due from related party	26,255	26,364
Total current assets	4,835,666	5,069,481

Non-current assets
Deposits paid (including $1,778,143 and $1,596,075 to related parties as of March 31, 2022 and December 31, 2021, respectively)	2,639,012	2,306,160
Property and equipment, net	128,224	140,394
Operating lease right-of-use assets	341,900	385,896
Operating lease right-of-use assets, related parties	93,923	98,626
Intangible assets, net	2,074,630	2,281,790
Goodwill	1,409,390	1,406,289
Total Assets	$11,522,745	$11,688,636

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations – current	$124,023	$133,586
Operating lease obligations, related parties - current	18,130	22,666
Accounts payable (including $29,181 and $17,789 to related parties as of March 31, 2022 and December 31, 2021, respectively)	165,432	239,492
Accrued liabilities	158,961	128,343
Bank and other borrowings - current	95,815	101,207
Income tax payable	-	25,726
Customer advances	351,412	382,518
Due to related parties	491,016	683,981
Total current liabilities	1,404,789	1,717,519

Non-current liabilities
Operating lease obligations– non-current	216,053	240,611
Operating lease obligations, related parties– non-current	73,519	77,934
Bank and other borrowings	177,351	188,218
Total Liabilities	1,871,712	2,224,282

Stockholders’ Equity
Common stock (150,000,000 shares authorized, 15,655,038 shares issued and outstanding as of March 31, 2022 and December 31, 2021)	15,655	15,655
Additional paid in capital	11,061,233	11,061,233
Accumulated deficit and statutory reserves	(2,413,005)	(2,561,681)
Accumulated other comprehensive income	553,277	544,305
Total Fortune Valley Treasures, Inc. stockholders’ equity	9,217,160	9,059,512
Noncontrolling interests	433,873	404,842
Total Stockholders’ Equity	9,651,033	9,464,354

Total Liabilities and Stockholders’ Equity	$11,522,745	$11,688,636

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three months ended March 31,
	2022	2021

Net Revenues (including $725 and $268,978 from related parties for the three months ended March 31, 2022 and 2021, respectively)	$1,261,810	$1,644,160

Cost of revenues (including $136,912 and $130,600 from related parties for the three months ended March 31, 2022 and 2021, respectively)	518,462	729,743
Gross profit	743,348	914,417

Operating expenses:
Selling and distribution expenses	18,155	27,554
General and administrative expenses	527,286	481,577

Operating income	197,907	405,286

Other income (expense):
Other income	6,207	31
Interest income	77	165
Interest expense	(5,825)	(3,553)
Other income (expense), net	459	(3,357)

Income before income tax	198,366	401,929

Income tax expense	22,407	66,355

Net income	$175,959	$335,574
Less: Net income attributable to noncontrolling interests	27,283	30,320
Net income attributable to Fortune Valley Treasures, Inc.	148,676	305,254

Other comprehensive income (loss):
Foreign currency translation income (loss)	10,720	(6,670)

Total comprehensive income	186,679	328,904
Less: comprehensive income attributable to noncontrolling interests	29,031	29,717
Comprehensive income attributable to Fortune Valley Treasures, Inc.	$157,648	$299,187

Earnings per share
Basic and diluted earnings per share*	$0.01	$0.02
Basic and diluted weighted average shares outstanding*	15,655,038	15,655,038

*	Given effect of the Reverse Stock Split, see Note 10

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Three months ended March 31, 2022
	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2021	15,655,038	$15,655	$11,061,233	$544,305	$(2,561,681)	$404,842	$9,464,354
Net income	-	-	-	-	148,676	27,283	175,959
Foreign currency translation adjustment	-	-	-	8,972	-	1,748	10,720
Balance as of March 31, 2022	15,655,038	$15,655	$11,061,233	$553,277	$(2,413,005)	$433,873	$9,651,033

Three months ended March 31, 2021
	Common Stock*		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital*	Comprehensive Income	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2020*	15,655,038	$15,655	$11,061,233	$300,265	$(4,341,417)	$195,915	$7,231,651

Net income	-	-	-	-	305,254	30,320	335,574
Foreign currency translation adjustment	-	-	-	(6,067)	-	(603)	(6,670)
Balance as of March 31, 2021*	15,655,038	$15,655	$11,061,233	$294,198	$(4,036,163)	$225,632	$7,560,555

*	Given effect of the Reverse Stock Split, see Note 10

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities
Net income	$175,959	$335,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	224,423	201,529
Non-cash lease expense	49,712	26,524
Changes in operating assets and liabilities
Accounts receivable	785,262	1,290,704
Inventories	(66,676)	17,444
Prepayments and other current assets	(446,876)	(1,745,883)
Due from related parties	167	-
Deposits paid	(327,389)	(316,736)
Accounts payable	(74,504)	(110,697)
Due to related parties	(112,717)	-
Customer advances	(31,914)	219,610
Accrued liabilities	27,819	(181,722)
Income tax payable	(25,754)	(209,976)
Operating lease obligations	(44,070)	(35,149)
Net cash provided by (used in) operating activities	133,442	(508,778)

Cash flows from investing activities
Repayment of advance to related parties	-	2,674,247
Advance to related parties	-	(1,841,767)
Purchase of intangible asset	-	(23,444)
Net cash provided by investing activities	-	809,036

Cash flows from financing activities
Borrowings from related parties	-	814,808
Borrowings from and repayments to bank loans, net	-	(38,560)
Repayments to related parties	(78,761)	(371,843)
Repayments to a third party	(16,877)	-
Net cash provided by (used in) financing activities	(95,638)	404,405

Effect of exchange rate changes on cash and cash equivalents	(10,354)	9,835
Net changes in cash and cash equivalents	27,450	714,498
Cash and cash equivalents–beginning of the period	123,163	249,837

Cash and cash equivalents–end of the period	$150,613	$964,335

Supplementary cash flow information:
Interest paid	$5,825	$3,553
Income taxes paid	$64,784	$295,965

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$-	$14,487
Remeasurement of operating lease obligation and right-of-use asset due to lease termination	$-	$40,813

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

On April 11, 2018, the Company entered into a share exchange agreement by and among DaXingHuaShang Investment Group Limited (“DIGLS”) and its shareholders: 1.) Yumin Lin, 2.) Gaosheng Group Co., Ltd. and 3.) China Kaipeng Group Co., Ltd whereby the Company newly issued 15,000,000 shares (given effect of the Reserve Stock Split, see Note 10) of its common stock in exchange for all the outstanding shares in DIGLS. This transaction has been accounted for as a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and DIGLS, the legal acquiree, is the accounting acquirer; accordingly, the Company’s historical statement of stockholders’ equity has been retroactively restated to the first period presented.

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

On June 22, 2020, the Company entered into a sale and purchase agreement along with Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., a company incorporated in the PRC and a wholly-owned subsidiary of FVTI (“QHDX”), to acquire 90% of the equity interest of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in the PRC, in exchange for 243,134 shares (given effect of the Reserve Stock Split, see Note 10) of the Company’s common stock. The Company obtained the control of Xixingdao on August 31, 2020, the shares were issued on December 28, 2020. Xixingdao became the Company’s subsidiary since August 31, 2020.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of December 31, 2021 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on April 1, 2022 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The results of subsidiaries acquired during the respective periods are included in the condensed consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income or loss applicable to noncontrolling interests in subsidiaries is reflected in the condensed consolidated statements of operations.

As of March 31, 2022, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYBL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Tai Food Trade Ltd (“FTFL”)	October 23, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jia Drinking Water Ltd (“FJWL”)	March 29, 2021	Xixingdao	Sales of agriculture products, household electric appliances and food	PRC
Dongguan City Fu Sheng Drinking Water Ltd (“FSWL”)	March 29, 2021	Xixingdao	Sales of agriculture products, household electric appliances and food	PRC
Dongguan City Fu Xi Drinking Water Ltd (“FXWL”)	March 17, 2021	Xixingdao	Sales of agriculture products, household electric appliances and plastic products	PRC
Shenzhen City Fu Jin Trading Technology Ltd (“FJSTL”)	June 7, 2021	Xixingdao	Sales of agriculture products, household electric appliances, plastic products and software development	PRC
Dongguan City Fu Li Trading Ltd (“FLTL”)	September 10, 2021	Xixingdao	Sales of agriculture products, household electric appliances and plastic products	PRC
Guangdong Fu Gu Supply Chain Group Ltd (“FGGC”)	September 13, 2021	QHDX	Supply chain service, sales of food and health products, machinery, plastic products, and investment holding	PRC

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to allowance of doubtful accounts, allowance of deferred tax asset, useful lives and impairment of long-lived assets, and impairment of goodwill. Actual results may differ from these estimates.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2022	2021
Period-end RMB:US$1 exchange rate	0.15770	0.15261
Period-average RMB:US$1 exchange rate	0.15752	0.15424

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

The Company did not recognize any impairment of long-lived assets during the three months ended March 31, 2022 and 2021.

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

During the three months ended March 31, 2022 and 2021, the Company did not record any impairment of goodwill.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	Three months ended 31 March,
	2022	2021
Sales of wine	$630,462	$779,220
Sales of water	529,444	700,495
Sales of oil	-	135,997
Others	101,904	28,448
Total	$1,261,810	$1,644,160

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of March 31, 2022 and December 31, 2021, the Company had customer advances of $351,412 and $382,518, respectively. During the three months ended March 31, 2022, the Company recognized $272,551 of customer advances in the opening balance.

Related party transactions

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

NOTE 2 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31 2022	December 31, 2021
Accounts receivable (including $19,044 and $43,477 from related parties as of March 31, 2022 and December 31, 2021, respectively)	$1,881,892	$2,662,168
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$1,881,892	$2,662,168

NOTE 3 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31 2022	December 31, 2021
Prepayments (including $1,731,874 and 1,813,904 to related parties as of March 31, 2022 and December 31, 2021, respectively)	$2,604,463	$2,169,095
Other current assets	24,439	7,618
Prepayments and other receivables	$2,628,902	$2,176,713

Balance of prepayments represented the advanced payments to suppliers including related party suppliers.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Office equipment	$116,736	$113,995
Leasehold improvement	129,424	126,386
Property and equipment	246,160	240,381
Less: Accumulated depreciation	(117,936)	(99,987)
Property and equipment, net	$128,224	$140,394

Depreciation expense, which was included in general and administrative expenses, for the three months ended March 31, 2022 and 2021 was $12,466 and $4,950, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	March 31, 2022	December 31, 2021
Distributor channel	$3,396,880	$3,389,404
Others	22,348	22,299
Total intangible assets	3,419,228	3,411,703
Less: Accumulated amortization	(1,344,598)	(1,129,913)
Total	$2,074,630	$2,281,790

Amortization expense for the three months ended March 31, 2022 and 2021 was $211,957 and $196,579, respectively, included in cost of revenues and general and administrative expenses.

As of March 31, 2022, the future estimated amortization costs for intangible assets are as follows:

Year ending December 31,
2022 (remaining)	$636,705
2023	849,220
2024	588,705
Thereafter	-
Total	$2,074,630

NOTE 6- RELATED PARTY TRANSACTIONS

Amounts due from related parties as of March 31, 2022 and December 31, 2021 are as follows:

		March 31, 2022	December 31, 2021
Mr. Deqin Ke	Manager of a subsidiary	$-	$26,364
Mr. Yuwen Li	Vice President	26,255	-
		$26,255	$26,364

Amounts due to related parties as of March 31, 2022 and December 31, 2021 are as follows:

		March 31, 2022	December 31, 2021
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$300,114	$344,218
Ms. Xiulan Zhou	Manager of a subsidiary	1,160	1,157
Mr. Huagen Li	Manager of a subsidiary	2,523	2,518
Mr. Guodong Jia	Manager of a subsidiary	946	944
Mr. Minghua Cheng	Former director and majority shareholder	78,851	157,353
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	17	17
Mr. Anping Chen	Manager of a subsidiary	8,516	6,924
Mr. Jiangwei Jia	Manager of a subsidiary	-	787
Ms. Xiuyun Wang	Manager of a subsidiary	-	6,020
Mr. Yuwen Li	Vice President	-	70,745
Shenzhen DaXingHuaShang Industry Development Ltd.	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	94,620	93,298
Mr. Deqin Ke	Manager of a subsidiary	789	-
Mr. Zhihua Liao	Manager of a subsidiary	325	-
Ms. Chunxiang Zhang	Manager of a subsidiary	1,577	-
Mr. Xue Meng	Manager of a subsidiary	789	-
Ms. Shuqin Chen	Manager of a subsidiary	789	-
		$491,016	$683,981

Revenues generated from related parties during the three months ended March 31, 2022 and 2021 are as follows:

		For the three months ended March 31,
		2022	2021
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$241	$51
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	222	109
Mr. Zihao Ye	Manager of a subsidiary	262	76
Mr. Naiyong Luo	Manager of a subsidiary	-	5,115
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	-	5,922
Dongguan Zhengui Reality Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Dongguan Zhengui Reality Co., Ltd.	-	132,099
Dongguan Huanhai Trading Co., Ltd.	Mr. Weihong Ye, a manager of a subsidiary, is the controlling shareholder of Dongguan Huanhai Trading Co., Ltd.	-	13,781
Guangdong Yuexin Jiaotong Construction Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Guangdong Yuexin Jiaotong Construction Co., Ltd.	-	98,643
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	-	13,182
		$725	$268,978

Cost of revenues from related parties during the three months ended March 31, 2022 and 2021 is as follows:

		For the three months ended March 31,
		2022	2021
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$8,178	$31,424
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	14,648	19,307
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	9,555	16,283
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	1,082	6,472
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	9,736	14,615
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	46,721	35,826
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	39,765	3,157
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	7,227	3,516
		$136,912	$130,600

Purchases from related parties during the three months ended March 31, 2022 and 2021 are as follows:

		For the three months ended March 31,
		2022	2021
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$8,178	$31,424
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	14,648	18,319
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	9,555	15,450
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	1,082	6,141
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	9,736	13,868
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	46,721	33,993
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	39,765	2,996
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	7,227	3,336
		$136,912	$125,527

Due from related parties mainly consists of funds advanced to related parties as borrowings or funds advanced to pay off the Company’s expenses. The balances are unsecured, non-interest bearing.

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand.

In addition, during the three months ended March 31, 2022 and 2021, these related parties paid expenses on the Company’s behalf in an amount of nil and $14,487, respectively.

Mr. Yuwen Li, the Vice President of the Company, authorized the Company to use trademarks that were owned by him for ten years from October 5, 2019 to October 4, 2029 at no cost.

Also see Note 2, 3 and 8 for more transactions with related parties.

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the three months ended March 31, 2022 and 2021, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the periods reported.

The PRC

The Company’s subsidiaries are incorporated in the PRC, and are subject to the PRC Enterprise Income Tax Laws (“EIT Laws”) with the statutory income tax rate of 25% with the following exceptions.

On January 17, 2019, the State Taxation Administration issued the notice on the scope of small-scale and low-profit corporate income tax preferential policies of the Ministry of Finance and the State Administration of Taxation (“MOF and SAT”), [2019] No. 13 for small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000 (including RMB1,000,000), approximately $142,209, pursuant to which the qualified enterprises’ income is reduced by 25% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 5%. While for the portion of annual taxable income exceeding RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, the income is reduced by 50% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 10%. MOF and SAT [2021] No.12 provides an enterprise income tax rate of 2.5% on small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000, approximately $142,209, from January 1, 2021 to December 31, 2022. MOF and SAT [2022] No.13 also provides an enterprise income tax rate of 5% on small-scale and low-profit enterprises whose annual taxable income is more than RMB1,000,000, approximately $142,209, but less than RMB3,000,000, approximately $426,627, from January 1, 2022 to December 31, 2024. The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau. All of the Company’s PRC subsidiaries met the criteria of small-scale and low-profit enterprises.

The components of the income tax provision are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Current:
– United States of America	$-	$43,096
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	22,407	23,259
Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-
Total	$22,407	$66,355

The effective tax rate was 11.3% and 16.5% for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8 - OPERATING LEASES

As of March 31, 2022, the Company has seventeen separate operating lease agreements for three office spaces, one warehouse and thirteen stores in PRC with remaining lease terms of from 6 months to 61 months.

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

The components of lease expense and supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 are as follows:

	For the three months ended March 31,
Operating lease cost (included in general and administrative expenses in the Company’s condensed consolidated statements of operations)	2022	2021

Related parties	$4,726	$18,490
Non-related parties	37,773	18,200

Other information for the three months ended	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease obligations	$51,477	$41,336
Weighted average remaining lease term (in years)	3.66	3.77
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of March 31, 2022 are as follows:

Year ending December 31,
2022 (remaining)	$121,292
2023	114,117
2024	86,720
2025	82,664
2026	46,528
Thereafter	6,308
Total lease payment	457,629
Less: Imputed interest	(25,905)
Operating lease obligations	$431,724

NOTE 9 – BANK AND OTHER BORROWINGS

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

The balance of the loans borrowed as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Loan from a trust in PRC	$50,690	$67,438
China Construction Bank	143,508	143,192
WeBank	78,968	78,795
Aggregate outstanding principal balances	$273,166	$289,425
Less: current portion	95,815	101,207
Non-current portion	$177,351	$188,218

The total interest expense was $5,825 and $3,553 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 10 – COMMON STOCK

Effective on October 21, 2021, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s authorized shares of common stock became 150,000,000 shares. As of March 31, 2021, and immediately prior to the Reverse Stock Split, there were 313,098,220 shares of common stock issued and outstanding. As a result of the Reverse Stock Split, the Company has 15,655,038 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All share and per share amount in the accompanying financial statement for the prior period have been retroactively adjusted to reflect the Reverse Stock Split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on April 1, 2022 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Overview

Fortune Valley Treasures, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in the State of Nevada on March 21, 2014. We were initially incorporated to offer users with up-to-date information on digital currencies. The Company, as a holding company, does not conduct substantial business operations. We, through our operating subsidiaries, engage in the food supply chain operations and management via a service platform. Through various acquisitions of high-quality upstream and downstream companies in the industry, the Company seeks to create a complete industrial chain to reduce costs and enhance competitiveness. The Company mainly focuses on online and offline sales targeting regional wholesalers, retailers, supermarkets and major food and beverage (“F&B”) chains.

During the three months ended March 31, 2022, the Company conducted its business in one revenue stream: product sales – wine, water and other F&B products.

Results of Operations

Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
Net revenues	$1,261,810	$1,644,160	$(382,350)
Cost of revenues	(518,462)	(729,743)	211,281
Gross profit	743,348	914,417	(171,069)
Operating expense	(545,441)	(509,131)	(36,310)
Interest income	77	165	(88)
Other income	6,207	31	6,176
Interest expense	(5,825)	(3,553)	(2,272)
Income taxes	(22,407)	(66,355)	43,948
Net income	175,959	335,574	(159,615)
Net income attributable to noncontrolling interests	27,283	30,320	(3,037)
Net income attributable to Fortune Valley Treasures, Inc.	$148,676	$305,254	$(156,578)

Net Revenues

Revenue was $1,261,810 for three months ended March 31, 2022, reflecting a decrease of $382,350 from $1,644,160 for the three months ended March 31, 2021 as the Company did not generated any revenues from sales of oil during the three months ended March 31, 2022. The Company adjusted its product mix and stopped selling oil from this quarter due to low profits.

Cost of Revenues

Cost of revenue was $518,462 for the three months ended March 31, 2022, reflecting a decrease of $211,281 from $729,743 for the three months ended March 31, 2021. The cost of revenues fluctuated in line with our net revenues.

Gross Profit

Gross profit was $743,348 and $914,417 for the three months ended March 31, 2022 and 2021, respectively, reflecting a decrease of 171,069, which was mainly attributable to the quarantine requirement imposed by the local government in response to the sporadic outbreaks of new COVID-19 variants in Dongguan City during the three months ended March 31, 2022.

Operating Expenses

Operating expense was $545,441 for the three months ended March 31, 2022, reflecting an increase of $36,310, from $509,131 for the three months ended March 31, 2021 due to the increase in professional service fees and employee salary.

Net Income

For the three months ended March 31, 2022, net income was $175,959, compared to net income of $335,574 for the three months ended March 31, 2021.

Net income attributable to noncontrolling interests

The Company records net income attributable to noncontrolling interests in the condensed consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended March 31, 2022 and 2021, the Company recorded net income attributable to noncontrolling interests of $27,283 and $30,320, respectively.

Liquidity and Capital Resources

Working Capital

	March 31,	December 31,
	2022	2021	Change
Total current assets	$4,835,666	$5,069,481	$(233,815)
Total current liabilities	1,404,789	1,717,519	(312,730)
Working capital	$3,430,877	$3,351,962	$78,915

As of March 31, 2022, we had working capital of $3,430,877, as compared to working capital of $3,351,962 as of December 31, 2021. We had total current assets of $4,835,666, consisting of cash and cash equivalents of $150,613, inventories of $148,004, prepayments and other current assets of $2,628,902, accounts receivable of $1,881,892 and amount due from related party of $26,255, compared to total current assets of $5,069,481 as of December 31, 2021. The decrease was mainly due to the decrease in accounts receivable and offset by the increase in prepayments and other current assets. We had current liabilities of $1,404,789, consisting of operating lease obligations $142,153, accounts payable of $165,432, customer advances $351,412, due to related parties of $491,016, current portion of bank and other borrowings of $95,815 and accrued liabilities of $158,961.

Our cash and cash equivalents balance at March 31, 2022 increased to $150,613, as compared to $123,163 at December 31, 2021. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase sufficient working capital and improve liquidity.

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

Cash Flows

	Three Months Ended March 31,
	2022	2021	Change
Cash Flows provided by (used in) Operating Activities	$133,442	$(508,778)	$642,220
Cash Flows provided by Investing Activities	-	809,036	(809,036)
Cash Flows provided by (used in) Financing Activities	(95,638)	404,405	(500,043)
Effect of change rate changes in cash and cash equivalents	(10,354)	9,835	(20,189)
Net Changes in Cash During the Period	$27,450	$714,498	$(687,048)

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $133,442, as compared to the amount of $508,778 used in operating activities for the three months ended March 31, 2021, reflecting an increase of $642,220, which was mainly resulted from net income of $175,959, depreciation and amortization expense of $224,423, decrease in accounts receivable of $785,262, and offset by increase in the prepayments and other current assets of $446,876, increase in deposits paid to vendors of $327,389 and decrease in due to related parties in $112,717.

Cash Flow from Investing Activities

Net cash used in investing activities was nil for the three months ended March 31, 2022, compared to net cash provided by investing activities of $809,036 for the three months ended March 31, 2021.

Cash Flow from Financing Activities

Net cash used in financing activities was $95,638 for the three months ended March 31, 2022, compared to net cash provided by financing activities of $404,405 for the three months ended March 31, 2021. The decrease in net cash provided by financing activities was mainly due to the decrease in borrowings from related parties and offset by the decrease in repayments to related parties.

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

Related Party Transactions

As of March 31, 2022 and December 31, 2021, the Company had accounts receivable from related parties in amounts of $19,044 and $43,477, prepayments to related parties in the amounts of $1,731,874 and $1,813,904, deposits to related parties in the amounts of $1,778,143 and $1,596,075, and accounts payable to related parties in amounts of $29,181 and $17,789, respectively.

As of March 31, 2022 and December 31, 2021, the Company had outstanding receivables due from its related parties in the amounts of $26,255 and $26,364, respectively, which mainly consisted of funds advanced to related parties as borrowings or funds advances to pay off the Company’s expenses. The balances were unsecured and non-interest bearing.

As of March 31, 2022 and December 31, 2021, the Company had outstanding payables due to its related parties in the amounts of $491,016 and $683,981, respectively, which mainly consisted of borrowings for working capital purpose. The balances were unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2022 and 2021, the Company’s related parties paid expenses on behalf of the Company in the amounts of nil and $14,487, respectively.

During the three months ended March 31, 2022 and 2021, the Company sold products to its related parties in the amounts of $725 and $268,978, respectively, purchased goods from its related parties in the amounts of $136,912 and $125,527, and incurred cost of revenues from related parties in the amounts of $136,912 and $130,600, respectively.

During the three months ended March 31, 2022 and 2021, the rental expenses to related parties were $4,726 and $18,490, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2022, that our disclosure controls and procedures were not effective.

The matter involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board was lack of well-established procedures to identify, approve and review related party transactions.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2022. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of March 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

●	We have increased our personnel resources and technical accounting expertise within the accounting function and intend to hire one or more additional personnel for the function due to turnover.

●	We will create a position to segregate duties consistent with control objectives.

●	We plan to prepare written policies and procedures for operating, accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

●	We plan to test our updated controls and remediate our deficiencies in the year 2022.

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

Fortune Valley Treasures, Inc.

Date: May 16, 2022	By:	/s/ Yumin Lin
Yumin Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Kaihong Lin
Kaihong Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)

