Form 10-Q
period 2022-06-30
Fortune Valley Treasures, Inc.
filed 2022-08-12
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-38308

Fortune Valley Treasures, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B1601 Donogfang Yinxiang Building

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

Yes ☐ No ☒

As of August 12, 2022, there were 15,655,038 shares, par value $0.001, of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$85,326	$123,163
Accounts receivable (including $53,571 and $43,477 from related parties as of June 30, 2022 and December 31, 2021, respectively)	2,704,902	2,662,168
Inventories	139,533	81,073
Prepayments and other current assets (including $2,059,668 and $1,813,904 to related parties as of June 30, 2022 and December 31, 2021, respectively)	2,437,318	2,176,713
Due from related party	-	26,364
Total current assets	5,367,079	5,069,481

Non-current assets
Deposits paid (including $1,807,382 and $1,596,075 to related parties as of June 30, 2022 and December 31, 2021, respectively)	2,751,174	2,306,160
Property and equipment, net	118,063	140,394
Operating lease right-of-use assets	291,748	385,896
Operating lease right-of-use assets, related parties	85,150	98,626
Intangible assets, net	1,767,737	2,281,790
Goodwill	1,334,005	1,406,289
Total Assets	$11,714,956	$11,688,636

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations – current	$102,736	$133,586
Operating lease obligations, related parties - current	21,777	22,666
Accounts payable (including $26,508 and $17,789 to related parties as of June 30, 2022 and December 31, 2021, respectively)	191,000	239,492
Accrued liabilities	138,589	128,343
Bank and other borrowings - current	208,012	101,207
Income tax payable	43,101	25,726
Customer advances	255,980	382,518
Due to related parties	491,621	683,981
Total current liabilities	1,452,816	1,717,519

Non-current liabilities
Operating lease obligations – non-current	185,806	240,611
Operating lease obligations, related parties – non-current	65,209	77,934
Bank and other borrowings	173,430	188,218
Total Liabilities	1,877,261	2,224,282

Stockholders’ Equity
Common stock (150,000,000 shares authorized, 15,655,038 shares issued and outstanding as of June 30, 2022 and December 31, 2021)	15,655	15,655
Additional paid-in capital	11,061,233	11,061,233
Accumulated deficit and statutory reserves	(1,665,272)	(2,561,681)
Accumulated other comprehensive income (loss)	(3,489)	544,305
Total Fortune Valley Treasures, Inc. stockholders’ equity	9,408,127	9,059,512
Noncontrolling interests	429,568	404,842
Total Stockholders’ Equity	9,837,695	9,464,354

Total Liabilities and Stockholders’ Equity	$11,714,956	$11,688,636

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net revenues (including $40,770 and $119,706 from related parties for the three months ended June 30, 2022 and 2021, respectively; $41,495 and $388,684 from related parties for the six months ended June 30, 2022 and 2021, respectively)	$2,336,459	$1,825,344	$3,598,269	$3,469,504

Cost of revenues (including $249,468 and $139,743 from related parties for the three months ended June 30, 2022 and 2021, respectively; $386,380 and $270,343 from related parties for the six months ended June 30, 2022 and 2021, respectively)	1,099,523	797,524	1,617,985	1,527,267
Gross profit	1,236,936	1,027,820	1,980,284	1,942,237

Operating expenses:
Selling and distribution expenses	15,929	19,604	34,084	47,158
General and administrative expenses	347,657	449,872	874,943	931,449

Operating income	873,350	558,344	1,071,257	963,630

Other income (expense):
Other income	1,995	255	8,202	286
Interest income	16	483	93	648
Interest expense	(4,864)	(5,934)	(10,689)	(9,487)
Other expense, net	(2,853)	(5,196)	(2,394)	(8,553)

Income before income tax	870,497	553,148	1,068,863	955,077

Income tax expense	81,514	96,267	103,921	162,622

Net income	$788,983	$456,881	$964,942	$792,455
Less: Net income attributable to noncontrolling interests	41,250	42,406	68,533	72,726
Net income attributable to Fortune Valley Treasures, Inc.	747,733	414,475	896,409	719,729

Other comprehensive income (loss):
Foreign currency translation income (loss)	(602,321)	88,041	(591,601)	81,371

Total comprehensive income	186,662	544,922	373,341	873,826
Less: comprehensive income (loss) attributable to noncontrolling interests	(4,305)	50,477	24,726	80,194
Comprehensive income attributable to Fortune Valley Treasures, Inc.	$190,967	$494,445	$348,615	$793,632

Earnings per share
Basic and diluted earnings per share*	$0.05	$0.03	$0.06	$0.05
Basic and diluted weighted average shares outstanding*	15,655,038	15,655,038	15,655,038	15,655,038

*	Given effect of the Reverse Stock Split, see Note 9

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2021	15,655,038	$15,655	$11,061,233	$544,305	$(2,561,681)	$404,842	$9,464,354
Net income	-	-	-	-	148,676	27,283	175,959
Foreign currency translation adjustment	-	-	-	8,972	-	1,748	10,720
Balance as of March 31, 2022	15,655,038	$15,655	$11,061,233	$553,277	$(2,413,005)	$433,873	$9,651,033
Net income	-	-	-	-	747,733	41,250	788,983
Foreign currency translation adjustment	-	-	-	(556,766)	-	(45,555)	(602,321)
Balance as of June 30, 2022	15,655,038	$15,655	$11,061,233	$(3,489)	$(1,665,272)	$429,568	$9,837,695

	Common Stock*		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital*	Comprehensive Income	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2020*	15,655,038	$15,655	$11,061,233	$300,265	$(4,341,417)	$195,915	$7,231,651
Net income	-	-	-	-	305,254	30,320	335,574
Foreign currency translation adjustment	-	-	-	(6,067)	-	(603)	(6,670)
Balance as of March 31, 2021*	15,655,038	$15,655	$11,061,233	$294,198	$(4,036,163)	$225,632	$7,560,555
Net income	-	-	-	-	414,475	42,406	456,881
Foreign currency translation adjustment	-	-	-	79,970	-	8,071	88,041
Balance as of June 30, 2021*	15,655,038	$15,655	$11,061,233	$374,168	$(3,621,688)	$276,109	$8,105,477

*	Given effect of the Reverse Stock Split, see Note 9

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$964,942	$792,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	433,417	426,224
Non-cash lease expense	85,628	51,831
Changes in operating assets and liabilities
Accounts receivable	(185,856)	1,302,508
Inventories	(64,826)	9,751
Prepayments and other current assets	(385,553)	(2,185,049)
Due from related party	25,887	-
Deposits paid	(583,325)	(995,723)
Accounts payable	(37,455)	(50,152)
Due to related parties	(122,702)	-
Customer advances	(110,633)	109,032
Accrued liabilities	56,060	121,960
Income tax payable	19,354	(210,758)
Operating lease obligations	(77,497)	(61,546)
Net cash provided by (used in) operating activities	17,441	(689,467)

Cash flows from investing activities
Repayment of advance to related parties	-	3,539,350
Advance to related parties	-	(2,876,774)
Purchase of property and equipment	-	(57,442)
Purchase of intangible assets	-	(23,486)
Net cash provided by investing activities	-	581,648

Cash flows from financing activities
Borrowings from related parties	-	1,836,071
Borrowings from and repayments to revolving credit lines, net	148,606	(22,925)
Borrowings from bank loans	10,352	-
Borrowings from a third party	24,154	-
Repayments to related parties	(154,510)	(1,529,556)
Repayments to bank loans	(11,763)	-
Repayments to a third party	(66,379)	-
Net cash provided by (used in) financing activities	(49,540)	283,590

Effect of exchange rate changes on cash and cash equivalents	(5,738)	(5,208)
Net changes in cash and cash equivalents	(37,837)	170,563
Cash and cash equivalents–beginning of the period	123,163	249,837

Cash and cash equivalents–end of the period	$85,326	$420,400

Supplementary cash flow information:
Interest paid	$10,191	$9,487
Income taxes paid	$86,546	$446,755

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$38,627	$293,862
Remeasurement of operating lease obligation and right-of-use asset due to lease termination	$-	$40,885
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$-	$281,058

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

On April 11, 2018, the Company entered into a share exchange agreement by and among DaXingHuaShang Investment Group Limited (“DIGLS”) and its shareholders: 1.) Yumin Lin, 2.) Gaosheng Group Co., Ltd. and 3.) China Kaipeng Group Co., Ltd. whereby the Company newly issued 15,000,000 shares (given effect of the Reverse Stock Split, see Note 9) of its common stock in exchange for all the outstanding shares in DIGLS. This transaction has been accounted for as a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and DIGLS, the legal acquiree, is the accounting acquirer; accordingly, the Company’s historical statement of stockholders’ equity has been retroactively restated to the first period presented.

On March 1, 2019, the Company entered into a sale and purchase agreement (the “SP Agreement”) to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction closed on March 1, 2019. Pursuant to the SP Agreement, the Company issued 5 shares (given effect of the Reverse Stock Split, see Note 9) of its common stock to JJGS to acquire 100% of the shares of JJGS for a cost of $150. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interest of Jiujiu (HK) Industry Limited (“JJHK”) and Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”). JJGS, JJHK and JJSZ did not have any material assets or liabilities as of December 31, 2019, and they did not have any substantial operations or active business during the year ended December 31, 2019.

On June 22, 2020, the Company entered into a sale and purchase agreement along with Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., a company incorporated in China and a wholly-owned subsidiary of FVTI (“QHDX”), to acquire 90% of the shares of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in the PRC, from certain shareholders of Xixingdao in exchange for 243,134 shares (given effect of the Reserve Stock Split, see Note 9) of the Company’s common stock. The Company obtained the control of Xixingdao on August 31, 2020, the shares were issued on December 28, 2020. Xixingdao became the Company’s subsidiary since August 31, 2020.

On January 6, 2021, FVTI, JJGS, Valley Holding Limited (“Valley Holdings”) and Angel International Investment Holdings Limited (the “Valley Holdings Seller”) signed a termination agreement, pursuant to which the parties mutually agreed to terminate the original equity interest transfer agreement signed on March 16, 2020. On the same date, FVTI, DILHK, Valley Holdings and the Valley Holdings Seller entered into a new equity interest transfer agreement, pursuant to which DILHK agreed to purchase 70% of Valley Holdings’ equity interest from the Valley Holdings seller (the “Valley Holdings Agreement”). On July 8, 2022, FVTI, DILHK, Valley Holdings and the Valley Holdings Seller signed a termination agreement, pursuant to which the parties mutually agreed to terminate the Valley Holdings Agreement signed on March 16, 2020. The Valley Holdings Agreement was terminated effective July 8, 2022 and the parties have no further rights or obligations under the Valley Holdings Agreement. The parties further agreed to waive their rights to any claims that may arise under the Valley Holdings Agreement. As of the date of the termination agreement, no equity interest of Valley Holdings had been transferred to FVTI, DILHK or Valley Holdings.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of December 31, 2021 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on April 1, 2022 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The results of subsidiaries acquired during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income or loss applicable to noncontrolling interests in subsidiaries is reflected in the unaudited condensed consolidated statements of operations.

As of June 30, 2022, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYBL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xi Drinking Water Company Ltd (“FXWL”)	March 17, 2021	Xixingdao	Sales of agriculture products, household electric appliances and plastic products	PRC
Dongguan City Fu Jia Drinking Water Company Ltd (“FJWL”)	March 29, 2021	Xixingdao	Sales of agriculture products, household electric appliances and food	PRC
Dongguan City Fu Sheng Drinking Water Company Ltd (“FSWL”)	March 29, 2021	Xixingdao	Sales of agriculture products, household electric appliances and food	PRC
Shenzhen Fu Jin Trading Technology Company Ltd (“FJSTL”)	June 7, 2021	Xixingdao	Trading of primary agricultural products, household appliances and plastic products	PRC
Dongguan City Fu Li Trading Ltd (“FLTL”)	September 10, 2021	Xixingdao	Sales of agriculture products, household electric appliances and plastic products	PRC
Guangdong Fu Gu Supply Chain Group Ltd (“FGGC”)	September 13, 2021	QHDX	Supply chain service, sales of food and health products, machinery, plastic products, and investment holding	PRC

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2022	2021
Period-end RMB:US$1 exchange rate	0.14927	0.15483
Period-average RMB:US$1 exchange rate	0.15451	0.15451

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

The Company did not recognize any impairment of long-lived assets during the six months ended June 30, 2022 and 2021.

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

During the six months ended June 30, 2022 and 2021, the Company did not record any impairment of goodwill.

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

We generate revenue primarily from the sales of wine, water, oil and water purifier directly to agents, wholesalers and end users. We recognize product revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by or delivered to our customers. We account for shipping and handling fees as a fulfillment cost.

The following table provides information about disaggregated revenue based on revenue by product types:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales of wine	$1,203,484	$617,568	$1,833,946	$1,396,788
Sales of water	808,648	1,027,651	1,338,092	1,728,146
Sales of oil	-	81,120	-	217,117
Sales of water purifier	310,807	99,005	395,548	127,453
Others	13,520	-	30,683	-
Total	$2,336,459	$1,825,344	$3,598,269	$3,469,504

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of June 30, 2022 and December 31, 2021, the Company had customer advances of $255,980 and $382,518, respectively. During the six months ended June 30, 2022, the Company recognized $314,780 of customer advances in the opening balance.

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

NOTE 2 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Prepayments (including $2,059,668 and $1,813,904 to related parties as of June 30, 2022 and December 31, 2021, respectively)	$2,428,473	$2,169,095
Other current assets	8,845	7,618
Prepayments and other receivables	$2,437,318	$2,176,713

Balance of prepayments represented the advanced payments to suppliers including related party suppliers.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Office equipment	$114,866	$113,995
Leasehold improvement	126,386	126,386
Property and equipment	241,252	240,381
Less: Accumulated depreciation	(123,189)	(99,987)
Property and equipment, net	$118,063	$140,394

Depreciation expense, which was included in general and administrative expenses, for the six months ended June 30, 2022 and 2021 was $15,647 and $10,194, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	June 30, 2022	December 31, 2021
Distributor channel	$3,215,190	$3,389,404
Others	27,870	22,299
Total intangible assets	3,243,060	3,411,703
Less: Accumulated amortization	(1,475,323)	(1,129,913)
Total	$1,767,737	$2,281,790

Amortization expense for the six months ended June 30, 2022 and 2021 was $417,770 and $416,030, respectively, included in cost of revenues and general and administrative expenses.

As of June 30, 2022, the future estimated amortization costs for intangible assets are as follows:

Year ending December 31,
2022 (remaining)	$404,686
2023	809,371
2024	541,439
2025	5,574
2026	5,574
Thereafter	1,093
Total	$1,767,737

NOTE 5- RELATED PARTY TRANSACTIONS

Amounts due from related party as of June 30, 2022 and December 31, 2021 are as follows:

		June 30, 2022	December 31, 2021
Mr. Deqin Ke	Manager of a subsidiary	$-	$26,364
		$-	$26,364

Amounts due to related parties as of June 30, 2022 and December 31, 2021 are as follows:

		June 30, 2022	December 31, 2021
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$336,204	$344,218
Ms. Xiulan Zhou	Manager of a subsidiary	1,384	1,157
Mr. Huagen Li	Manager of a subsidiary	2,388	2,518
Mr. Guodong Jia	Manager of a subsidiary	1,748	944
Mr. Minghua Cheng	Former director and majority shareholder	-	157,353
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	16	17
Mr. Anping Chen	Manager of a subsidiary	1,045	6,924
Mr. Jiangwei Jia	Manager of a subsidiary	950	787
Ms. Xiuyun Wang	Manager of a subsidiary	-	6,020
Mr. Yuwen Li	Vice President	11,972	70,745
Shenzhen DaXingHuaShang Industry Development Ltd.	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	89,560	93,298
Mr. Deqin Ke	Manager of a subsidiary	746	-
Mr. Zhihua Liao	Manager of a subsidiary	1,249	-
Ms. Chunxiang Zhang	Manager of a subsidiary	2,239	-
Mr. Xue Meng	Manager of a subsidiary	2,564	-
Ms. Shuqin Chen	Manager of a subsidiary	2,239	-
Ms. Jinlan Liu	Mr. Minghua Cheng’s wife	37,317	-
		$491,621	$683,981

Revenues generated from related parties during the six months ended June 30, 2022 and 2021 are as follows:

		For the six months ended June 30,
		2022	2021
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$652	$160
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	438	302
Mr. Zihao Ye	Manager of a subsidiary	262	76
Mr. Naiyong Luo	Manager of a subsidiary	-	5,742
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	-	5,933
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	-	51
Dongguan City Chashan Pingfeng Cigarette and Wine Store Co., Ltd.	Mr. Taiping Deng, a manager of a subsidiary, is the controlling shareholder of Dongguan City Chashan Pingfeng Cigarette and Wine Store Co., Ltd.	-	60,762
Dongguan Zhengui Reality Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Dongguan Zhengui Reality Co., Ltd.	-	132,334
Dongguan Huanhai Trading Co., Ltd.	Mr. Hongwei Ye, a shareholder of the Company and a manager of a subsidiary, is the controlling shareholder of Dongguan Huanhai Trading Co., Ltd.	13,553	13,805
Guangdong Yuexin Jiaotong Construction Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Guangdong Yuexin Jiaotong Construction Co., Ltd.	7,581	98,818
Dongguan City Hualianguan Chemical Co., Ltd.	Mr. Hongwei Ye, a shareholder of the Company and a manager of a subsidiary, is the controlling shareholder of Dongguan City Hualianguan Chemical Co., Ltd.	19,009	-
Dongguan City Daying Internet Technology Co., Ltd.	Mr. Minghua Cheng, a former director and majority shareholder of the Company, is the controlling shareholder of Dongguan City Daying Internet Technology Co., Ltd.	-	57,496
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	-	13,205
		$41,495	$388,684

Cost of revenues from related parties during the six months ended June 30, 2022 and 2021 is as follows:

		For the six months ended June 30,
		2022	2021
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$15,899	$70,815
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	43,759	24,540
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	33,836	20,662
Dongguan Dengqinghu Drinking Water Co., Ltd.	Significantly influenced by the Company	1,475	7,855
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	34,519	26,328
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	64,639	57,935
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	64,565	52,065
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	16,312	10,143
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	111,376	-
		$386,380	$270,343

Purchases from related parties during the six months ended June 30, 2022 and 2021 are as follows:

		For the six months ended June 30,
		2022	2021
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$19,406	$55,839
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	56,842	19,131
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	37,266	19,368
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	1,659	8,393
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	33,634	34,460
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	66,220	69,883
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	69,407	45,365
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	16,374	14,082
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	48,579	-
		$349,387	$266,521

Due from related party mainly consists of funds advanced to a related party as borrowings or funds advanced to pay off the Company’s expenses. The balance is unsecured, non-interest bearing.

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand.

In addition, during the six months ended June 30, 2022 and 2021, these related parties paid expenses on the Company’s behalf in an amount of $38,627 and $293,862, respectively.

Mr. Yuwen Li, the Vice President of the Company, authorized the Company to use trademarks that were owned by him for ten years from October 5, 2019 to October 4, 2029 at no cost.

Also see Note 2 and 7 for more transactions with related parties.

NOTE 6 - INCOME TAXES

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. The U.S. federal income tax rate is 21%.

Seychelles

Under the current laws of the Seychelles, DIGLS and JJGS are registered as an international business company which governed by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the six months ended June 30, 2022 and 2021, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the periods reported.

The PRC

The Company’s subsidiaries are incorporated in the PRC, and are subject to the PRC Enterprise Income Tax Laws (“EIT Laws”) with the statutory income tax rate of 25% with the following exceptions.

On January 17, 2019, the State Taxation Administration issued the notice on the scope of small-scale and low-profit corporate income tax preferential policies of the Ministry of Finance and the State Administration of Taxation, [2019] No.13 for small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000 (including RMB1,000,000), approximately $142,209, their income is reduced by 25% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 5%. While for the portion of annual taxable income exceeding RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, the income is reduced by 50% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 10%. MOF and SAT [2021] No.12 provides an enterprise income tax rate of 2.5% on small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000, approximately $142,209, from January 1, 2021 to December 31, 2022. MOF and SAT [2022] No.13 also provides an enterprise income tax rate of 5% on small-scale and low-profit enterprises whose annual taxable income is more than RMB1,000,000, approximately $142,209, but less than RMB3,000,000, approximately $426,627, from January 1, 2022 to December 31, 2024. The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau. All of the Company’s PRC subsidiaries met the criteria of small-scale and low-profit enterprises.

The components of the income tax provision are as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Current:
– United States of America	$45,562	$79,096
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	58,359	83,526
Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-
Total	$103,921	$162,622

The effective tax rate was 9.7% and 17.0% for the six months ended June 30, 2022 and 2021, respectively.

NOTE 7 - OPERATING LEASES

As of June 30, 2022, the Company has seventeen separate operating lease agreements for three office spaces, one warehouse and thirteen stores in PRC with remaining lease terms of from 3 months to 58 months.

Two of these leases described above were entered with related parties. The operating lease entered with Ms. Qingmei Lin, a related party, is for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027 with the monthly rent expense of RMB10,000 (approximately $1,545). The operating lease agreement entered with Mr. Hongwei Ye, another related party, is for the premises in Dongguan City, PRC. The agreement covers the period from September 27, 2020 to September 30, 2023 with the monthly rent expense of RMB960 (approximately $148).

The Company terminated an operating lease agreement with a subsidiary of Shenzhen DaXingHuaShang Industry Development Ltd., a related party, for the premises in Shenzhen City, PRC on February 28, 2021. The monthly rent expense for this lease was RMB30,000 (approximately $4,349).

The components of lease expense and supplemental cash flow information related to leases for the six months ended June 30, 2022 and 2021 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations)	For the six months ended June 30,
	2022	2021

Related parties	$11,347	$23,307
Non-related parties	74,009	42,666
Total	$85,356	$65,973

Other information for the six months ended	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease obligations	$78,215	$72,024
Weighted average remaining lease term (in years)	3.55	4.26
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of June 30, 2022 are as follows:

Year ending December 31,
2022 (remaining)	$74,148
2023	111,468
2024	82,081
2025	78,242
2026	44,039
Thereafter	5,971
Total lease payment	395,949
Less: Imputed interest	(20,421)
Operating lease obligations	$375,528

NOTE 8 – BANK AND OTHER BORROWINGS

In August 2020, the Company obtained a revolving credit line in the principal amount of RMB910,000 (approximately $139,000 when borrowed) from China Construction Bank, which bears interest at the base Loan Prime Rate of 3.85% plus 0.4%. The credit line is guaranteed by Xiulan Zhou, a related party, and pledged by her property. The maturity date is on July 21, 2023.

In December 2020, the Company obtained a loan in the principal amount of RMB750,000 (approximately $115,000 when borrowed) from Huaneng Guicheng Trust Co., Ltd. (“Huaneng Guicheng”), a financial institution in PRC, which bears interest at the base Loan Prime Rate of 3.85% plus 8.75%. The loan is guaranteed by Yumin Lin. The maturity date is on December 21, 2022. The loan was fully repaid in June 2022.

In November 2021, the Company obtained a bank loan in the principal amount of RMB500,000 (approximately $79,000 when borrowed) from Shenzhen Qianhai Webank Co., Ltd. (“WeBank”), which bears interest at 3.6%. The maturity date is on December 11, 2021. On December 11, 2021, the Company and WeBank agreed to extend the maturity date of the loan to December 21, 2023 and increase the principal amount to RMB500,750 (approximately $79,000 when borrowed) reflecting the accrued interest. The loan is guaranteed by Yumin Lin and bears interest at 10.71%.

In May 2022, the Company obtained a revolving credit line in the principal amount of RMB1,000,000 (approximately $149,000 when borrowed) from China Construction Bank, which bears interest at 4.45%. The credit line is guaranteed by Xiulan Zhou, a related party, and pledged by her property. The maturity date is on May 26, 2023.

In May 2022, the Company obtained a loan in the principal amount of RMB161,000 (approximately $24,000 when borrowed) from Huaneng Guicheng, which bears interest at 11.34%. The loan is guaranteed by Yumin Lin. The maturity date is on May 21, 2024.

In May 2022, the Company obtained a bank loan in the principal amount of RMB69,000 (approximately $10,000 when borrowed) from WeBank, which bears interest at 11.34%. The loan is guaranteed by Yumin Lin. The maturity date is on May 21, 2024.

The balance of the loans borrowed as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Loan from a trust in PRC	$23,030	$67,438
China Construction Bank	285,098	143,192
WeBank	73,314	78,795
Aggregate outstanding principal balances	$381,442	$289,425
Less: current portion	208,012	101,207
Non-current portion	$173,430	$188,218

The total interest expense was $10,689 and $9,487 for the six months ended June 30, 2022 and 2021, respectively.

Future minimum loan payments as of June 30, 2022 are as follows:

Year ending December 31,
2022 (remaining)	$29,315
2023	344,975
2024	7,152
Thereafter	-
Total	$381,442

NOTE 9 – COMMON STOCK

Effective on October 21, 2021, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s authorized shares of common stock became 150,000,000 shares. As of June 30, 2021, and immediately prior to the Reverse Stock Split, there were 313,098,220 shares of common stock issued and outstanding. As a result of the Reverse Stock Split, the Company has 15,655,038 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All share and per share amount in the accompanying financial statement for the prior period have been retroactively adjusted to reflect the Reverse Stock Split.

NOTE 10 - SUBSEQUENT EVENTS

On July 8, 2022, the Company obtained two loans in the principal amount of RMB99,000 (approximately $15,000) and RMB231,000 (approximately $34,000) from WeBank and Guangdong Nanyue Bank Co., Ltd. (“Nanyue Bank”), respectively, which bear interest at 14.4%. The loans are guaranteed by Kaihong Lin with the maturity date on July 8, 2024.

On July 13, 2022, the Company obtained two loans in the principal amount of RMB153,000 (approximately $23,000) and RMB357,000 (approximately $53,000) from WeBank and Nanyue Bank, respectively, which bear interest at 14.4%. The loans are guaranteed by Falan Zhou, a manager of subsidiaries, with the maturity date on July 13, 2024.

On July 21, 2022, the Company obtained a loan in the principal amount of RMB380,000 (approximately $57,000) from Huaneng Guicheng, which bears interest at 12.6%. The loan is guaranteed by Yumin Lin with the maturity date on July 21, 2024.

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

During the six months ended June 30, 2022, the Company conducted its business in one revenue stream: product sales – wine, water, water purifier and other F&B products.

Results of Operations

Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change
Net revenues	$2,336,459	$1,825,344	$511,115
Cost of revenues	(1,099,523)	(797,524)	(301,999)
Gross profit	1,236,936	1,027,820	209,116

Operating expense	(363,586)	(469,476)	105,890
Other income	2,011	738	1,273
Other expense	(4,864)	(5,934)	1,070
Income taxes	(81,514)	(96,267)	14,753
Net income	788,983	456,881	332,102
Net income attributable to noncontrolling interests	41,250	42,406	(1,156)
Net income attributable to Fortune Valley Treasures, Inc.	$747,733	$414,475	$333,258

Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change
Net revenues	$3,598,269	$3,469,504	$128,765
Cost of revenues	(1,617,985)	(1,527,267)	(90,718)
Gross profit	1,980,284	1,942,237	38,047

Operating expense	(909,027)	(978,607)	69,580
Other income	8,295	934	7,361
Other expense	(10,689)	(9,487)	(1,202)
Income taxes	(103,921)	(162,622)	58,701
Net income	964,942	792,455	172,487
Net income attributable to noncontrolling interests	68,533	72,726	(4,193)
Net income attributable to Fortune Valley Treasures, Inc.	$896,409	$719,729	$176,680

Net Revenues

Net revenues were $2,336,459 for three months ended June 30, 2022, reflecting an increase of $511,115, or 28.00%, from $1,825,344 for the three months ended June 30, 2021. The reason for the increase was the Company launched a new distribution channel via a WeChat App.

Net revenues were $3,598,269 for six months ended June 30, 2022, reflecting an increase of $128,765, or 3.71%, from $3,469,504 for six months ended June 30, 2021. The reason for the slight increase was the market was getting revived from COVID-19.

Cost of Revenues

Cost of revenues was $1,099,523 for the three months ended June 30, 2022, reflecting an increase of $301,999, or 37.87%, from $797,524 for the three months ended June 30, 2021. The increase in cost of revenues was due to the increase in product sales in line with the increase in our net revenues.

Cost of revenues was $1,617,985 for the six months ended June 30, 2022, reflecting an increase of $90,718, or 5.94%, from $1,527,267 for the six months ended June 30, 2021. The increase in cost of revenues was in line with the increase in our net revenues.

Gross Profit

Gross profit was $1,236,936 and $1,027,820 for the three months ended June 30, 2022 and 2021, respectively, reflecting an increase of $209,116, or 20.35%. The increase in gross profit was due to the addition of the net revenues.

Gross profit was $1,980,284 and $1,942,237 for the six months ended June 30, 2022 and 2021, respectively, reflecting an increase of $38,047, or 1.96%. The increase in gross profit was due to the addition of the net revenues.

Operating Expenses

Operating expense was $363,586 for the three months ended June 30, 2022, reflecting a decrease of $105,890, or 22.55%, from $469,476 for the three months ended June 30, 2021, due to the decrease in professional service fees.

Operating expense was $909,027 for the six months ended June 30, 2022, reflecting a decrease of $69,580, or 7.11%, from $978,607 for the six months ended June 30, 2021, due to the decrease in professional service fees.

Net Income

For the three months ended June 30, 2022, net income was $788,983, compared to net income $456,881 for the three months ended June 30, 2021. The increase in net income was a result of the factors described above.

For the six months ended June 30, 2022, net income was $964,942, compared to net income $792,455 for the six months ended June 30, 2021. The increase in net income was a result of the factors described above.

Net income attributable to noncontrolling interests

The Company records net income attributable to noncontrolling interests in the unaudited condensed consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended June 30, 2022 and 2021, the Company recorded net income attributable to noncontrolling interests of $41,250 and $42,406, respectively.

For the six months ended June 30, 2022 and 2021, the Company recorded net income attributable to noncontrolling interests of $68,533 and $72,726, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2022	December 31, 2021	Change
Total current assets	$5,367,079	$5,069,481	$297,598
Total current liabilities	1,452,816	1,717,519	(264,703)
Working capital	$3,914,263	$3,351,962	$562,301

As of June 30, 2022, we had working capital of $3,914,263, as compared to working capital of $3,351,962 as of December 31, 2021. We had total current assets of $5,367,079, consisting of cash and cash equivalents of $85,326, inventories of $139,533, prepayments and other current assets of $2,437,318, and accounts receivable of $2,704,902, compared to total current assets of $5,069,481 as of December 31, 2021. The increase was mainly due to the increase in accounts receivable and prepayments and other current assets, offset by the decrease in cash and cash equivalents and due from a related party. We had current liabilities of $1,452,816, consisting of operating lease obligations of $124,513, accounts payable of $191,000, accrued liabilities of $138,589, bank and other borrowing $208,012, customer advances $255,980, income tax payable $43,101 and due to related parties of $491,621.  The decrease was mainly due to the repayment of account payable, decrease in customer advances during the period, repayment to related parties, offset by the increase in bank and other borrowings.

Our cash and cash equivalents balance at June 30, 2022 decreased to $85,326, as compared to $123,163 at December 31, 2021. We estimate the Company currently has sufficient cash available to meet its anticipated working capital for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase sufficient working capital and improve liquidity.

Despite the increased working capital of the Company, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing

Cash Flows

	Six Months Ended June 30,
	2022	2021	Change
Cash Flows provided by (used in) Operating Activities	$17,441	$(689,467)	$706,908
Cash Flows provided by Investing Activities	-	581,648	(581,648)
Cash Flows provided by (used in) by Financing Activities	(49,540)	283,590	(333,130)
Effect of exchange rate changes	(5,738)	(5,208)	(530)
Net Changes in Cash and Cash Equivalents	$(37,837)	$170,563	$(208,400)

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $17,441, as compared to the amount of $689,467 used in operating activities for the six months ended June 30, 2021, reflecting an increase of $706,908. The cash provided by operating activities during the six months ended June 30, 2022 was mainly resulted from net income of $964,942, depreciation and amortization expense of $433,417, and offset by the increase in accounts receivable of $185,856, increase in the prepayments and other current assets of $385,553, increase in deposits paid to vendors of $583,325, decrease in due to related parties of $122,702, and decrease in customer advances of $110,633.

Cash Flow from Investing Activities

Net cash used in investing activities was nil for the six months ended June 30, 2022, compared to net cash provided by investing activities of $581,648 for the six months ended June 30, 2021.

Cash Flow from Financing Activities

Net cash used in financing activities was $49,540 for the six months ended June 30, 2022, compare to net cash provided by financing activities of $283,590 for the six months ended June 30, 2021. The cash used in financing activities for the six months ended June 30, 2022 was mainly resulted from the repayments to related parties of $154,510, repayments to third party $66,379 and offset by net proceeds from revolving credit lines of $148,606.

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

We generate revenue primarily from the sales of wine, water, oil and water purifier directly to agents, wholesalers and end users. We recognize product revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by or delivered to our customers. We account for shipping and handling fees as a fulfillment cost.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Related Party Transactions

As of June 30, 2022 and December 31, 2021, the Company had accounts receivable from related parties in amounts of $53,571 and $43,477, prepayments to related parties in the amounts of $2,059,668 and $1,813,904, deposits to related parties in the amounts of $1,807,382 and $1,596,075, and accounts payable to related parties in amounts of $26,508 and $17,789, respectively.

As of June 30, 2022 and December 31, 2021, the Company had outstanding receivables due from a related party in the amounts of nil and $26,364, respectively, which mainly consisted of funds advanced to a related party as borrowings or funds advances to pay off the Company’s expenses. The balance was unsecured and non-interest bearing.

As of June 30, 2022 and December 31, 2021, the Company had outstanding payables due to its related parties in the amounts of $491,621 and $683,981, respectively, which mainly consisted of borrowings for working capital purpose. The balances were unsecured, non-interest bearing and due on demand.

During the six months ended June 30, 2022 and 2021, the Company’s related parties paid expenses on behalf of the Company in the amounts of $38,627 and $293,862, respectively.

During the six months ended June 30, 2022 and 2021, the Company sold products to its related parties in the amounts of $41,495 and $388,684, respectively, purchased goods from its related parties in the amounts of $349,387 and $266,521, and incurred cost of revenues from related parties in the amounts of $386,380 and $270,343, respectively.

During the six months ended June 30, 2022 and 2021, the rental expenses to related parties were $11,347 and $23,207, respectively.

Our related parties are primarily those who are significantly influenced by the Company based on our common business relationships. Refer to Note 5 to the unaudited condensed consolidated financial statements for additional details regarding the related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2022, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2022. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of June 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Fortune Valley Treasures, Inc.

Date: August 12, 2022	By:	/s/ Yumin Lin
Yumin Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Kaihong Lin
Kaihong Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)

