Form 10-Q
period 2022-09-30
Fortune Valley Treasures, Inc.
filed 2022-11-14
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Yes ☐ No ☒

As of November 14, 2022, there were 15,655,038 shares, par value $0.001, of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$239,443	$123,163
Accounts receivable (including $116,995 and $43,477 from related parties as of September 30, 2022 and December 31, 2021, respectively)	3,650,531	2,662,168
Inventories	147,097	81,073
Prepayments and other current assets (including $1,957,201 and $1,813,904 to related parties as of September 30, 2022 and December 31, 2021, respectively)	2,507,504	2,176,713
Due from related party	-	26,364
Total current assets	6,544,575	5,069,481

Non-current assets
Deposits paid (including $1,607,955 and $1,596,075 to related parties as of September 30, 2022 and December 31, 2021, respectively)	2,316,264	2,306,160
Property and equipment, net	110,019	140,394
Operating lease right-of-use assets	317,612	385,896
Operating lease right-of-use assets, related parties	76,639	98,626
Intangible assets, net	1,475,000	2,281,790
Goodwill	1,255,931	1,406,289
Total Assets	$12,096,040	$11,688,636

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations – current	$110,896	$133,586
Operating lease obligations, related parties - current	24,851	22,666
Accounts payable (including $3,629 and $17,789 to related parties as of September 30, 2022 and December 31, 2021, respectively)	155,039	239,492
Accrued liabilities	131,363	128,343
Bank and other borrowings - current	413,207	101,207
Income tax payable	111,142	25,726
Customer advances	176,213	382,518
Due to related parties	596,006	683,981
Total current liabilities	1,718,717	1,717,519

Non-current liabilities
Operating lease obligations – non-current	202,180	240,611
Operating lease obligations, related parties – non-current	57,238	77,934
Bank and other borrowings	89,424	188,218
Total Liabilities	2,067,559	2,224,282

Stockholders’ Equity
Common stock (150,000,000 shares authorized, 15,655,038 shares issued and outstanding as of September 30, 2022 and December 31, 2021)	15,655	15,655
Additional paid-in capital	11,061,233	11,061,233
Accumulated deficit and statutory reserves	(809,468)	(2,561,681)
Accumulated other comprehensive income (loss)	(679,256)	544,305
Total Fortune Valley Treasures, Inc. stockholders’ equity	9,588,164	9,059,512
Noncontrolling interests	440,317	404,842
Total Stockholders’ Equity	10,028,481	9,464,354

Total Liabilities and Stockholders’ Equity	$12,096,040	$11,688,636

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net revenues (including $79,137 and $106,378 from related parties for the three months ended September 30, 2022 and 2021, respectively; $120,632 and $495,062 from related parties for the nine months ended September 30, 2022 and 2021, respectively)	$2,915,303	$2,005,390	$6,513,572	$5,474,894

Cost of revenues (including $377,283 and $238,524 from related parties for the three months ended September 30, 2022 and 2021, respectively; $763,663 and $508,867 from related parties for the nine months ended September 30, 2022 and 2021, respectively)	1,400,522	875,418	3,018,507	2,402,685
Gross profit	1,514,781	1,129,972	3,495,065	3,072,209

Operating expenses:
Selling and distribution expenses	15,509	21,964	49,593	69,122
General and administrative expenses	472,131	499,928	1,347,074	1,431,377

Operating income	1,027,141	608,080	2,098,398	1,571,710

Other income (expense):
Other income	2,221	2,309	10,423	2,595
Interest income	114	203	207	851
Interest expense	(10,388)	(4,327)	(21,077)	(13,814)
Other expense, net	(8,053)	(1,815)	(10,447)	(10,368)

Income before income tax	1,019,088	606,265	2,087,951	1,561,342

Income tax expense	108,353	156,402	212,274	319,024

Net income	$910,735	$449,863	$1,875,677	$1,242,318
Less: Net income attributable to noncontrolling interests	54,931	59,875	123,464	132,601
Net income attributable to Fortune Valley Treasures, Inc.	855,804	389,988	1,752,213	1,109,717

Other comprehensive income (loss):
Foreign currency translation income (loss)	(719,949)	23,945	(1,311,550)	105,316

Total comprehensive income	190,786	473,808	564,127	1,347,634
Less: comprehensive income attributable to noncontrolling interests	10,749	63,637	35,475	143,831
Comprehensive income attributable to Fortune Valley Treasures, Inc.	$180,037	$410,171	$528,652	$1,203,803

Earnings per share
Basic and diluted earnings per share*	$0.05	$0.02	$0.11	$0.07
Basic and diluted weighted average shares outstanding*	15,655,038	15,655,038	15,655,038	15,655,038

*	Given effect of the Reverse Stock Split, see Note 9

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2021	15,655,038	$15,655	$11,061,233	$544,305	$(2,561,681)	$404,842	$9,464,354
Net income	-	-	-	-	148,676	27,283	175,959
Foreign currency translation adjustment	-	-	-	8,972	-	1,748	10,720
Balance as of March 31, 2022	15,655,038	$15,655	$11,061,233	$553,277	$(2,413,005)	$433,873	$9,651,033
Net income	-	-	-	-	747,733	41,250	788,983
Foreign currency translation adjustment	-	-	-	(556,766)	-	(45,555)	(602,321)
Balance as of June 30, 2022	15,655,038	$15,655	$11,061,233	$(3,489)	$(1,665,272)	$429,568	$9,837,695
Net income	-	-	-	-	855,804	54,931	910,735
Foreign currency translation adjustment	-	-	-	(675,767)	-	(44,182)	(719,949)
Balance as of September 30, 2022	15,655,038	$15,655	$11,061,233	$(679,256)	$(809,468)	$440,317	$10,028,481

	Common Stock *		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital*	Comprehensive Income	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2020*	15,655,038	$15,655	$11,061,233	$300,265	$(4,341,417)	$195,915	$7,231,651
Net income	-	-	-	-	305,254	30,320	335,574
Foreign currency translation adjustment	-	-	-	(6,067)	-	(603)	(6,670)
Balance as of March 31, 2021*	15,655,038	$15,655	$11,061,233	$294,198	$(4,036,163)	$225,632	$7,560,555
Net income	-	-	-	-	414,475	42,406	456,881
Foreign currency translation adjustment	-	-	-	79,970	-	8,071	88,041
Balance as of June 30, 2021*	15,655,038	$15,655	$11,061,233	$374,168	$(3,621,688)	$276,109	$8,105,477
Net income	-	-	-	-	389,988	59,875	449,863
Foreign currency translation adjustment	-	-	-	20,183	-	3,762	23,945
Balance as of September 30, 2021*	15,655,038	$15,655	$11,061,233	$394,351	$(3,231,700)	$339,746	$8,579,285

*	Given effect of the Reverse Stock Split, see Note 9

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$1,875,677	$1,242,318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	648,740	638,099
Non-cash lease expense	122,069	83,211
Changes in operating assets and liabilities
Accounts receivable	(1,374,495)	494,352
Inventories	(80,648)	(206,348)
Prepayments and other current assets	(608,448)	(1,956,481)
Due from related party	25,423	-
Deposits paid	(277,134)	(1,198,351)
Accounts payable	(63,540)	66,530
Due to related parties	(177,253)	-
Customer advances	(178,597)	(48,514)
Accrued liabilities	153,158	373,916
Income tax payable	95,197	(103,180)
Operating lease obligations	(111,705)	(97,752)
Net cash provided by (used in) operating activities	48,444	(712,200)

Cash flows from investing activities
Repayment of advance to related parties	-	3,642,059
Advance to related parties	-	(3,136,194)
Purchase of property and equipment	-	(119,446)
Purchase of intangible assets	-	(23,488)
Net cash provided by investing activities	-	362,931

Cash flows from financing activities
Borrowings from related parties	-	1,867,770
Borrowings from and repayments to revolving credit lines, net	148,606	(33,112)
Borrowings from bank loans	135,499	-
Borrowings from a third party	80,338	-
Repayments to related parties	(154,510)	(1,622,380)
Repayments to bank loans	(28,053)	-
Repayments to a third party	(73,878)	-
Net cash provided by financing activities	108,002	212,278

Effect of exchange rate changes on cash and cash equivalents	(40,166)	37,343
Net changes in cash and cash equivalents	116,280	(99,648)
Cash and cash equivalents–beginning of the period	123,163	249,837

Cash and cash equivalents–end of the period	$239,443	$150,189

Supplementary cash flow information:
Interest paid	$21,077	$13,814
Income taxes paid	$126,858	$446,755

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$135,081	$532,912
Remeasurement of operating lease obligation and right-of-use asset due to lease termination	$-	$40,888
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$74,588	$307,550

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of December 31, 2021 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on April 1, 2022 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

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

As of September 30, 2022, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYBL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xi Drinking Water Company Ltd (“FXWL”)	March 17, 2021	Xixingdao	Sales of agriculture products, household electric appliances and plastic products	PRC
Dongguan City Fu Jia Drinking Water Company Ltd (“FJWL”)	March 29, 2021	Xixingdao	Sales of agriculture products, household electric appliances and food	PRC
Dongguan City Fu Sheng Drinking Water Company Ltd (“FSWL”)	March 29, 2021	Xixingdao	Sales of agriculture products, household electric appliances and food	PRC
Shenzhen Fu Jin Trading Technology Company Ltd (“FJSTL”)	June 7, 2021	Xixingdao	Trading of primary agricultural products, household appliances and plastic products	PRC
Dongguan City Fu Li Trading Ltd (“FLTL”)	September 10, 2021	Xixingdao	Sales of agriculture products, household electric appliances and plastic products	PRC
Guangdong Fu Gu Supply Chain Group Ltd (“FGGC”)	September 13, 2021	QHDX	Supply chain service, sales of food and health products, machinery, plastic products, and investment holding	PRC
Dongguan City Fu Zhi Gu Trading Ltd (“FZGTL”)	September 9, 2022	FVTL	Sales of pre-packaged food, office equipment, electronic product and consultancy service	PRC
Dongguan City Chang Fu Trading Ltd (“CFTL”)	September 9, 2022	FVTL	Sales of pre-packaged food, office equipment, electronic product and consultancy service	PRC
Dongguan City La Tong Trading Ltd (“LTTL”)	August 8, 2022	FVTL	Sales of pre-packaged food, office equipment, electronic product and consultancy service	PRC
Dongguan City Kai Fu Trading Ltd (“KFTL”)	September 8, 2022	FVTL	Sales of pre-packaged food, office equipment, electronic product and consultancy service	PRC

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to going concern, allowance of doubtful accounts, allowance of deferred tax asset, implicit interest rate of operating leases, useful lives and impairment of long-lived assets, and impairment of goodwill. Actual results may differ from these estimates.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2022	2021
Period-end RMB:US$1 exchange rate	0.14053	0.15512
Period-average RMB:US$1 exchange rate	0.15174	0.15452

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

The Company did not recognize any impairment of long-lived assets during the nine months ended September 30, 2022 and 2021.

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

During the nine months ended September 30, 2022 and 2021, the Company did not record any impairment of goodwill.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales of wine	$1,582,829	$639,635	$3,416,775	$2,036,423
Sales of water	1,005,738	1,099,586	2,343,830	2,827,732
Sales of oil	-	14	-	217,131
Sales of water purifier	245,581	220,861	641,129	348,314
Others	81,155	45,294	111,838	45,294
Total	$2,915,303	$2,005,390	$6,513,572	$5,474,894

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of September 30, 2022 and December 31, 2021, the Company had customer advances of $176,213 and $382,518, respectively. During the nine months ended September 30, 2022, the Company recognized $322,084 of customer advances in the opening balance.

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

NOTE 2 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Prepayments (including $1,957,201 and $1,813,904 to related parties as of September 30, 2022 and December 31, 2021, respectively)	$2,484,824	$2,169,095
Other current assets	22,680	7,618
Prepayments and other current assets	$2,507,504	$2,176,713

Balance of prepayments represented the advanced payments to suppliers including related party suppliers.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Office equipment	$116,447	$113,995
Leasehold improvement	126,386	126,386
Property and equipment	242,833	240,381
Less: Accumulated depreciation	(132,814)	(99,987)
Property and equipment, net	$110,019	$140,394

Depreciation expense, which was included in general and administrative expenses, for the nine months ended September 30, 2022 and 2021 was $32,829 and $14,017, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	September 30, 2022	December 31, 2021
Distributor channel	$3,027,016	$3,389,404
Others	27,418	22,299
Total intangible assets	3,054,434	3,411,703
Less: Accumulated amortization	(1,579,434)	(1,129,913)
Total	$1,475,000	$2,281,790

Amortization expense for the nine months ended September 30, 2022 and 2021 was $615,911 and $624,082, respectively, included in cost of revenues and general and administrative expenses.

As of September 30, 2022, the future estimated amortization costs for intangible assets are as follows:

Year ending December 31,
2022 (remaining)	$190,559
2023	762,238
2024	509,986
2025	5,484
2026	5,484
Thereafter	1,249
Total	$1,475,000

NOTE 5- RELATED PARTY TRANSACTIONS

Amounts due from related party as of September 30, 2022 and December 31, 2021 are as follows:

		September 30, 2022	December 31, 2021
Mr. Deqin Ke	Manager of a subsidiary	$-	$26,364
		$-	$26,364

Amounts due to related parties as of September 30, 2022 and December 31, 2021 are as follows:

		September 30, 2022	December 31, 2021
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	$441,365	$344,218
Ms. Xiulan Zhou	Manager of a subsidiary	1,708	1,157
Mr. Huagen Li	Manager of a subsidiary	2,248	2,518
Mr. Guodong Jia	Manager of a subsidiary	385	944
Mr. Minghua Cheng	Former director and majority shareholder	-	157,353
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	15	17
Mr. Anping Chen	Manager of a subsidiary	2,129	6,924
Mr. Jiangwei Jia	Manager of a subsidiary	2,289	787
Ms. Xiuyun Wang	Manager of a subsidiary	-	6,020
Mr. Yuwen Li	Vice President	48,525	70,745
Shenzhen DaXingHuaShang Industry Development Ltd.	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	84,318	93,298
Mr. Deqin Ke	Manager of a subsidiary	703	-
Mr. Zhihua Liao	Manager of a subsidiary	2,588	-
Ms. Chunxiang Zhang	Manager of a subsidiary	2,925	-
Mr. Xue Meng	Manager of a subsidiary	4,156	-
Ms. Shuqin Chen	Manager of a subsidiary	1,910	-
Mr. Zhipeng Zuo	Manager of a subsidiary	742	-
		$596,006	$683,981

Revenues generated from related parties during the nine months ended September 30, 2022 and 2021 are as follows:

		For the nine months ended September 30,
		2022	2021
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$697	$391
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director	438	302
Mr. Zihao Ye	Manager of a subsidiary	262	108
Mr. Naiyong Luo	Manager of a subsidiary	-	5,742
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	-	6,451
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	-	52
Dongguan City Chashan Pingfeng Cigarette and Wine Store Co., Ltd.	Mr. Taiping Deng, a manager of a subsidiary, is the controlling shareholder of Dongguan City Chashan Pingfeng Cigarette and Wine Store Co., Ltd.	-	104,351
Dongguan Zhengui Reality Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Dongguan Zhengui Reality Co., Ltd.	-	132,341
Dongguan Huanhai Trading Co., Ltd.	Mr. Hongwei Ye, a shareholder of the Company and a manager of a subsidiary, is the controlling shareholder of Dongguan Huanhai Trading Co., Ltd.	49,676	54,568
Guangdong Yuexin Jiaotong Construction Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Guangdong Yuexin Jiaotong Construction Co., Ltd.	12,639	100,490
Dongguan City Hualianguan Chemical Co., Ltd.	Mr. Hongwei Ye, a shareholder of the Company and a manager of a subsidiary, is the controlling shareholder of Dongguan City Hualianguan Chemical Co., Ltd.	56,920	19,560
Dongguan City Daying Internet Technology Co., Ltd.	Mr. Minghua Cheng, a former director and majority shareholder of the Company, is the controlling shareholder of Dongguan City Daying Internet Technology Co., Ltd.	-	57,500
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	-	13,206
		$120,632	$495,062

Cost of revenues from related parties during the nine months ended September 30, 2022 and 2021 is as follows:

		For the nine months ended September 30,
		2022	2021
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$27,916	$56,588
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	78,474	45,701
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	63,429	44,047
Dongguan Dengqinghu Drinking Water Co., Ltd.	Significantly influenced by the Company	2,043	7,758
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	60,614	51,943
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	95,045	140,043
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	112,598	115,077
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	26,174	23,070
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	297,370	24,640
		$763,663	$508,867

Purchases from related parties during the nine months ended September 30, 2022 and 2021 are as follows:

		For the nine months ended September 30,
		2022	2021
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$31,360	$73,366
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	90,930	39,794
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	66,659	39,679
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	2,217	8,857
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	59,449	59,133
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	96,341	145,545
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	117,062	141,278
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	26,122	32,040
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	279,247	35,803
		$769,387	$575,495

Due from related party mainly consists of funds advanced to a related party as borrowings or funds advanced to pay off the Company’s expenses. The balance is unsecured, non-interest bearing.

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand.

In addition, during the nine months ended September 30, 2022 and 2021, these related parties paid expenses on the Company’s behalf in an amount of $135,081 and $532,912, respectively.

Mr. Yuwen Li, the Vice President of the Company, authorized the Company to use trademarks that were owned by him for ten years from October 5, 2019 to October 4, 2029 at no cost.

Also see Note 2, 7 and 8 for more transactions with related parties.

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the nine months ended September 30, 2022 and 2021, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the periods reported.

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

The components of the income tax provision are as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Current:
– United States of America	$105,074	$154,485
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	107,200	164,539

Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-
Total	$212,274	$319,024

The effective tax rate was 10.2% and 20.4% for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 7 - OPERATING LEASES

As of September 30, 2022, the Company has twenty one separate operating lease agreements for three office spaces, one warehouse and seventeen stores in PRC with remaining lease terms of from 2 months to 55 months.

Two of these leases described above were entered with related parties. The operating lease entered with Ms. Qingmei Lin, a related party, is for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027 with the monthly rent expense of RMB10,000 (approximately $1,517). The operating lease agreement entered with Mr. Hongwei Ye, another related party, is for the premises in Dongguan City, PRC. The agreement covers the period from September 27, 2020 to September 30, 2023 with the monthly rent expense of RMB960 (approximately $146).

The Company terminated an operating lease agreement with a subsidiary of Shenzhen DaXingHuaShang Industry Development Ltd., a related party, for the premises in Shenzhen City, PRC on February 28, 2021. The monthly rent expense for this lease was RMB30,000 (approximately $4,552).

The components of lease expense and supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations)	For the nine months ended September 30,
	2022	2021

Related parties	$16,132	$27,944
Non-related parties	109,050	79,471
Total	$125,182	$107,415

Other information for the nine months ended	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease obligations	$110,768	$101,203
Weighted average remaining lease term (in years)	3.31	3.92
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of September 30, 2022 are as follows:

Year ending December 31,
2022 (remaining)	$46,458
2023	130,694
2024	102,573
2025	92,635
2026	41,462
Thereafter	5,621
Total lease payment	419,443
Less: Imputed interest	(24,278)
Operating lease obligations	$395,165

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

In July 2022, the Company obtained two loans in the principal amount of RMB99,000 (approximately $15,000 when borrowed) and RMB231,000 (approximately $34,000 when borrowed) from WeBank and Guangdong Nanyue Bank Co., Ltd. (“Nanyue Bank”), respectively, which bear interest at 14.4%. The loans are guaranteed by Kaihong Lin. The maturity date is on July 8, 2024.

In July 2022, the Company obtained two loans in the principal amount of RMB153,000 (approximately $23,000 when borrowed) and RMB357,000 (approximately $53,000 when borrowed) from WeBank and Nanyue Bank, respectively, which bear interest at 14.4%. The loans are guaranteed by Falan Zhou, a manager of subsidiaries. The maturity date is on July 13, 2024.

On July 21, 2022, the Company obtained a loan in the principal amount of RMB380,000 (approximately $57,000 when borrowed) from Huaneng Guicheng, which bears interest at 12.6%. The loan is guaranteed by Yumin Lin. The maturity date is on July 21, 2024.

The balance of the loans borrowed as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Loan from a trust in PRC	$67,804	$67,438
China Construction Bank	268,413	143,192
WeBank	90,668	78,795
Nanyue Bank	75,746	-
Aggregate outstanding principal balances	$502,631	$289,425
Less: current portion	413,207	101,207
Non-current portion	$89,424	$188,218

The total interest expense was $21,077 and $13,814 for the nine months ended September 30, 2022 and 2021, respectively.

Future minimum loan payments as of September 30, 2022 are as follows:

Year ending December 31,
2022 (remaining)	$35,384
2023	410,509
2024	56,738
Thereafter	-
Total	$502,631

NOTE 9 – COMMON STOCK

Effective on October 21, 2021, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s authorized shares of common stock became 150,000,000 shares. As of September 30, 2021, and immediately prior to the Reverse Stock Split, there were 313,098,220 shares of common stock issued and outstanding. As a result of the Reverse Stock Split, the Company has 15,655,038 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All share and per share amount in the accompanying financial statement for the prior period have been retroactively adjusted to reflect the Reverse Stock Split.

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

During the nine months ended September 30, 2022, the Company conducted its business in one revenue stream: product sales – wine, water, water purifier and other F&B products.

Results of Operations

Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
Net revenues	$2,915,303	$2,005,390	$909,913
Cost of revenues	(1,400,522)	(875,418)	(525,104)
Gross profit	1,514,781	1,129,972	384,809

Operating expense	(487,640)	(521,892)	34,252
Other income	2,335	2,512	(177)
Other expense	(10,388)	(4,327)	(6,061)
Income taxes	(108,353)	(156,402)	48,049
Net income	910,735	449,863	460,872
Net income attributable to noncontrolling interests	54,931	59,875	(4,944)
Net income attributable to Fortune Valley Treasures, Inc.	$855,804	$389,988	$465,816

Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
Net revenues	$6,513,572	$5,474,894	$1,038,678
Cost of revenues	(3,018,507)	(2,402,685)	(615,822)
Gross profit	3,495,065	3,072,209	422,856

Operating expense	(1,396,667)	(1,500,499)	103,832
Other income	10,630	3,446	7,184
Other expense	(21,077)	(13,814)	(7,263)
Income taxes	(212,274)	(319,024)	106,750
Net income	1,875,677	1,242,318	633,359
Net income attributable to noncontrolling interests	123,464	132,601	(9,137)
Net income attributable to Fortune Valley Treasures, Inc.	$1,752,213	$1,109,717	$642,496

Net Revenues

Net revenues were $2,915,303 for three months ended September 30, 2022, reflecting an increase of $909,913, or 45%, from $2,005,390 for the three months ended September 30, 2021. The increase in net revenues was mainly due to the increase in the product sale as a result of a newly launched distribution channel via a WeChat App.

Net revenues were $6,513,572 for nine months ended September 30, 2022, reflecting an increase of $1,038,678, or 19%, from $5,474,894 for nine months ended September 30, 2021. The increase in net revenues was mainly attributable to the increase in the product sale as a result of the improved market condition with the impact of COVID-19, as compared to the same period of the prior year.

Cost of Revenues

Cost of revenues was $1,400,522 for the three months ended September 30, 2022, reflecting an increase of $525,104, or 60%, from $875,418 for the three months ended September 30, 2021. The increase in cost of revenue was due to the higher product sales volume in line with our revenue increase.

Cost of revenues was $3,018,507 for the nine months ended September 30, 2022, reflecting an increase of $615,822, or 26%, from $2,402,685 for the nine months ended September 30, 2021. The increase in cost of revenue was due to the higher product sales volume in line with our revenue increase.

Gross Profit

Gross profit was $1,514,781 and $1,129,972 for the three months ended September 30, 2022 and 2021, respectively, reflecting an increase of $384,809, or 34%. The increase in gross profit was due to the increase in the net revenues.

Gross profit was $3,495,065 and $3,072,209 for the nine months ended September 30, 2022 and 2021, respectively, reflecting an increase of $422,856, or 14%. The increase in gross profit was due to the increase in the net revenues.

Operating Expenses

Operating expense was $487,640 for the three months ended September 30, 2022, reflecting a slight decrease of $34,252, or 7%, from $521,892 for the nine months ended September 30, 2021.

Operating expense was $1,396,667 for the nine months ended September 30, 2022, reflecting a slight decrease of $103,832, or 7%, from $1,500,499 for the nine months ended September 30, 2021.

Net Income

For the three months ended September 30, 2022, our net income was $910,735, compared to a net income of $449,863 for the three months ended September 30, 2021. The increase in net income was a result of the factors described above.

For the nine months ended September 30, 2022, our net income was $1,875,677, compared to a net income of $1,242,318 for the nine months ended September 30, 2021. The increase in net income was a result of the factors described above.

Net income attributable to noncontrolling interests

The Company records net income attributable to noncontrolling interests in the unaudited condensed consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended September 30, 2022 and 2021, the Company recorded a net income attributable to noncontrolling interests of $54,931 and $59,875, respectively.

For the nine months ended September 30, 2022 and 2021, the Company recorded a net income attributable to noncontrolling interests of $123,464 and $132,601, respectively.

Liquidity and Capital Resources

Working Capital

	September 30, 2022	December 31, 2021	Change
Total current assets	$6,544,575	$5,069,481	$1,475,094
Total current liabilities	1,718,717	1,717,519	1,198
Working capital	$4,825,858	$3,351,962	$1,473,896

As of September 30, 2022, we had working capital of $4,825,858, as compared to working capital of $3,351,962 as of December 31, 2021. We had total current assets of $6,544,575, consisting of cash and cash equivalents of $239,443, inventories of $147,097, prepayments and other current assets of $2,507,504, and accounts receivable of $3,650,531, compared to total current assets of $5,069,481 as of December 31, 2021. The increase was mainly due to the increase in cash and cash equivalents, account receivable, and prepayment and other current assets. We had current liabilities of $1,718,717, consisting of operating lease obligations of $135,747, accounts payable of $155,039, accrued liabilities of $131,363, bank and other borrowing of $413,207, customer advances of $176,213, income tax payable of $111,142 and due to related parties of $596,006. The balance of total current liabilities is comparable with the balance as of December 31, 2021.

Our cash and cash equivalents balance increased to $239,443 as of September 30, 2022, from $123,163 at December 31, 2021. We estimate the Company currently has sufficient cash available to meet its anticipated working capital requirements for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase working capital and improve liquidity.

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

Cash Flows

	Nine Months Ended September 30,
	2022	2021	Change
Cash Flows provided by (used in) Operating Activities	$48,444	$(712,200)	$760,644
Cash Flows provided by Investing Activities	-	362,931	(362,931)
Cash Flows provided by Financing Activities	108,002	212,278	(104,276)
Effect of exchange rate changes	(40,166)	37,343	(77,509)
Net Changes in Cash and Cash Equivalents	$116,280	$(99,648)	$215,928

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $48,444, as compared to the amount of $712,200 used in operating activities for the nine months ended September 30, 2021, reflecting an increase of $760,644. The cash provided by operating activities during the nine months ended September 30, 2022 was mainly resulted from net income of $1,875,677 and depreciation and amortization expenses of $648,740, offset by the increase in accounts receivable of $1,374,495, increase in the prepayments and other current assets of $608,448, increase in deposits paid to vendors of $277,134, and decrease in customer advances of $178,597.

Cash Flow from Investing Activities

Net cash used in investing activities was nil for the nine months ended September 30, 2022, compared to net cash provided by investing activities of $362,931 for the nine months ended September 30, 2021.

Cash Flow from Financing Activities

Net cash provided by financing activities was $108,002 for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $212,278 for the nine months ended September 30, 2021. The cash provided by financing activities for the nine months ended September 30, 2022 was mainly resulted from the net proceeds from revolving credit lines of $148,606 and the proceeds from bank loans of $135,499, offset by the repayments to related parties of $154,510.

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

Related Party Transactions

As of September 30, 2022 and December 31, 2021, the Company had accounts receivable from related parties in amounts of $116,995 and $43,477, prepayments to related parties in the amounts of $1,957,201 and $1,813,904, deposits to related parties in the amounts of $1,607,955 and $1,596,075, and accounts payable to related parties in amounts of $3,629 and $17,789, respectively.

As of September 30, 2022 and December 31, 2021, the Company had outstanding receivables due from a related party in the amounts of nil and $26,364, respectively, which mainly consisted of funds advanced to a related party as borrowings or funds advances to pay off the Company’s expenses. The balance was unsecured and non-interest bearing.

As of September 30, 2022 and December 31, 2021, the Company had outstanding payables due to its related parties in the amounts of $596,006 and $683,981, respectively, which mainly consisted of borrowings for working capital purpose. The balances were unsecured, non-interest bearing and due on demand.

During the nine months ended September 30, 2022 and 2021, the Company’s related parties paid expenses on behalf of the Company in the amounts of $135,081 and $532,912, respectively.

During the nine months ended September 30, 2022 and 2021, the Company sold products to its related parties in the amounts of $120,632 and $495,062, respectively, purchased goods from its related parties in the amounts of $769,387 and $575,495, and incurred cost of revenues from related parties in the amounts of $763,663 and $508,867, respectively.

During the nine months ended September 30, 2022 and 2021, the rental expenses to related parties were $16,132 and $27,944, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2022, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2022. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of September 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Fortune Valley Treasures, Inc.

Date: November 14, 2022	By:	/s/ Yumin Lin
Yumin Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Kaihong Lin
Kaihong Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)

