Form 10-K
period 2022-12-31
Fortune Valley Treasures, Inc.
filed 2023-03-31
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 000-55555

FORTUNE VALLEY TREASURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16th Floor, Building 2, A+Building

139 Liansheng Road, Humen Town

Dongguan City, Guangdong Province, China 523000

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the $5.81 closing price of the stock on that date, was approximately $12.78 million.

As of March 31, 2023, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 15,655,038 shares.

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

The following chart depicts our corporate organizational structure as of December 31, 2022:

We face various legal and operational risks and uncertainties relating to our subsidiaries’ operations in China. Because substantially all of our operations are conducted in China through our PRC subsidiaries, the Chinese government may intervene or influence the operation of our PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, or may exert more control over securities offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in operations of our PRC subsidiaries and/or the value of our common stock. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We do not believe that we are directly subject to these regulatory actions or statements, as our PRC subsidiaries do not have a VIE structure and their operations are not subject to cybersecurity review requirements, or involve any type of restricted industry. Because these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative rule making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our subsidiaries’ daily business operations or ability to accept foreign investments and list on an U.S. exchange. In July 2021, the Cyberspace Administration of China (“CAC”) opened cybersecurity probes into several U.S.-listed technology companies focusing on anti-monopoly regulation, and how companies collect, store, process and transfer data, among other things. On October 23, 2021, the Standing Committee of the National People’s Congress issued a discussion draft of the amended Anti-Monopoly Law, which proposes to increase the fines for illegal concentration of business operators to “no more than ten percent of its last year’s sales revenue if the concentration of business operator has or may have an effect of excluding or limiting competition; or a fine of up to RMB 5 million if the concentration of business operator does not have an effect of excluding or limiting competition.” On December 24, 2021, nine government agencies jointly issued the Opinions on Promoting the Healthy and Sustainable Development of Platform Economy, which provides that, among others, monopolistic agreements, abuse of dominant market position and illegal concentration of business operators in the field of platform economy will be strictly investigated and punished in accordance with the relevant laws. We do not hold a dominant market position in our product markets and we have not entered into any monopolistic agreement. We have not received any inquiry from the relevant governmental authorities. On July 10, 2021, the CAC published a revised draft revision to the Cybersecurity Review Measures for public comment, or the Draft Cybersecurity Measures, and together with 12 other Chinese regulatory authorities, released the final version of the Revised Measures for Cybersecurity Review, or the Revised Cybersecurity Measures, in December 2021, which took effect on February 15, 2022. Pursuant to the Revised Cybersecurity Measures, critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. We don’t believe that we are an “operator” within the meaning of the Revised Cybersecurity Measures, nor do we control more than one million users’ personal information, and therefore, we should not be required to undertake a cybersecurity review under the Revised Cybersecurity Measures. Further, an expert interpretation of the Revised Cybersecurity Measures published at the CAC’s website on February 17, 2022 indicated no application review is required for operators that have been listed abroad before the implementation of the Revised Cybersecurity Measures. The Revised Cybersecurity Measures apply to companies going abroad for secondary listing, dual primary listing and other new foreign listings and subject to the reporting requirements. On February 17, 2023, China Securities Regulatory Commission (the “CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises, or the Trial Measures, and five application guidelines (collectively, the “Overseas Listing Rules”), which took effect on March 31, 2023. According to the Overseas Listing Rules, all China-based companies applying for overseas securities issuance, listing and post-listing capital operations shall be subject to statutory procedures, such as filing and information reporting requirements. After making the initial application with an overseas securities regulatory authority or stock exchange for an offering or listing, a China-based company shall file with the CSRC within three business days. Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three business days after the offering is completed. Subsequent securities offerings and listings of an issuer in other overseas markets than where it has offered and listed shall be filed with the CSRC within three business days after the application is made. In addition, overseas offerings and listings will be prohibited for China-based companies under certain circumstances as prescribed. The Overseas Listing Rules further provide that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfil the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Overseas Listing Rules. Overseas offerings and listings subject to the Overseas Listing Rules include direct and indirect offerings and listings. The Company’s listing application to trade our shares on Nasdaq Capital Market will be deemed as an indirect overseas listing under the Overseas Listing Rules and we are required to complete the filing procedures and submit the relevant information to CSRC. No CSRC approval is required under the rules. However, there is uncertainty inherent in relying on an opinion of counsel in connection with whether we are required to obtain approvals or permissions from a PRC governmental authority for the conduct of our operations, securities offerings and/or listings. In the event that an government approval is required, we cannot assure you that we will be able to receive clearance in a timely manner, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our shares to significantly decline in value or become worthless.

Cash may be transferred within our organization in the following manners: (i) FVTI Nevada may transfer funds to our subsidiaries, including our PRC subsidiaries, by way of capital contributions or loans, through intermediate holding subsidiaries or otherwise; (ii) we and our intermediate holding subsidiaries may provide loans to our operating subsidiaries and vice versa; and (iii) our subsidiaries, including our PRC subsidiaries, may make dividends or other distributions to us through intermediate holding companies or otherwise. As of the date of this report, we have not made any cash transfers, capital contributions or loans to any of our subsidiaries. Any loans from us or our holding subsidiaries outside of China (including Hong Kong subsidiaries) to our PRC subsidiaries, which are treated as foreign-invested enterprises (“FIEs”) under PRC law, are subject to PRC regulations and foreign exchange loan registrations. Such loans to our FIE subsidiaries to finance their activities must be registered with the State Administration of Foreign Exchange (“SAFE”) or its local counterparts. Funds are transferred among our PRC subsidiaries for working capital purposes, primarily between Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd. (“QHDX”), our wholly foreign owned enterprise (WFOE) subsidiary, and its operating subsidiaries. As advised by our PRC counsel, PRC laws, regulations and judicial interpretations thereof do not prohibit using cash generated from one subsidiary to fund another subsidiary’s operations by way of short term interest free loans. We have not been notified of any other restriction which could limit our PRC subsidiaries’ ability to transfer cash to other PRC subsidiaries. In addition, QHDX has maintained cash management policies which dictate the corporate approvals and procedure with respect to cash transfers with other PRC subsidiaries. QHDX conducts review and management of its subsidiaries’ cash transfers and reports to its board of directors. Other than QHDX, neither us nor other subsidiaries have cash management policies dictating how funds are transfer, albeit each company must comply with applicable laws or regulations with respect to transfer of funds, dividends and distributions. In the future, cash proceeds raised from overseas financing activities, including this offering, may be transferred by us to our Hong Kong subsidiaries and PRC subsidiaries via capital contributions or shareholder loans. As of the date of this report, FVTI Nevada has not made dividend or other distributions to our shareholders. FVTI Nevada may pay dividends to our shareholders subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the payment of such dividends. As a holding company, FVTI Nevada may rely on dividends and other distributions on equity paid by our subsidiaries for our cash and liquidity requirements, including payment of any debt we may incur outside of China and our expenses. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. To the extent cash or assets in the business is in the PRC or Hong Kong or a PRC or Hong Kong subsidiary, the cash or assets may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations on our or our subsidiaries’ ability by the PRC government to transfer cash or assets. PRC laws and regulations applicable to our PRC subsidiaries permit payments of dividends only out of their retained earnings, if any, determined in accordance with applicable accounting standards and regulations. Our PRC subsidiaries may pay dividends only out of their respective accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, our subsidiaries are required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits to discretionary funds. These reserve funds and discretionary funds are not distributable as cash dividends. Furthermore, dividends paid by our WFOE subsidiaries to their parent companies will be subject to a 10% withholding tax, which can be reduced to 5% if certain requirements are met. The PRC government also imposes restrictions on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. As such, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. As of the date of this report, none of our subsidiaries has made any dividends or other distributions to us. Our WFOE subsidiary, QHDX, has paid on our behalf for professional service fees and U.S. federal income tax due. Our PRC subsidiaries presently intend to retain all earnings to fund their operations and business expansions. We do not anticipate paying dividends or other distributions to our shareholders in the foreseeable future. See “Item 1. Business — Cash Flows, Dividends and Other Asset Transfers between the U.S. Holding Company and Our Subsidiaries” and “Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends.”

Our common stock may be prohibited from trading on a national exchange or “over-the-counter” markets under the Holding Foreign Companies Accountable Act (the “HFCAA”) if the Public Company Accounting Oversight Board (“PCAOB”) determines it is unable to inspect or investigate completely our auditors for two consecutive years. Pursuant to the HFCAA enacted in December 2020 and related legislation, if the SEC determines that a company has filed an audit report issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years, the SEC is required to prohibit such company’s securities from being traded on a national securities exchange or in the over the counter trading market in the U.S. On August 26, 2022, the PCAOB signed a Statement of Protocol Agreement with the CSRC and the Ministry of Finance (the “MOF”) of the PRC, which establishes a method and framework for the PCAOB to conduct inspections and investigations of audit firms based in mainland China or Hong Kong. On December 15, 2022, the PCAOB announced that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination. Our auditor, MaloneBailey, LLP, is headquartered in Houston, Texas, with offices in Beijing and Shenzhen and, as a PCAOB-registered public accounting firm, is required to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. MaloneBailey, LLP has been subject to PCAOB inspections and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination. Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, if there is any regulatory change or step taken by PRC regulators that does not permit MaloneBailey, LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, we would fail to meet the PCAOB’s requirements. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate, which could result in limitation or restriction to our access to the U.S. capital markets, and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA. See “Risk Factors — Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditors for two consecutive years”; and “Risk Factors — Newly enacted Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and the Public Company Accounting Oversight Board, and proposed rule changes submitted by Nasdaq calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs.”

Summary Risk Factors

Our business and prospects may be limited by a number of risks and uncertainties that we currently face, including without limitation, the following:

Risks Related to Our Business and Industry

●	The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results

●	We have a limited operating history in the food supply chain industry in China and cannot ensure the long-term successful operation of all of our businesses

●	Failure to successfully execute our online and offline-channel strategy and the cost of our investments in our online platform and technology may materially adversely affect our gross profit, net sales and financial performance

●	We operate in the highly competitive food and beverage industry, and our failure to compete effectively could adversely affect our market share, revenues and growth prospects

●	Supply chain issues that increase our costs or cause a delay in our ability to fulfill orders could have an adverse impact on our business and operating results

●	Our failure to appropriately respond to changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales

●	We have a history of operating losses, and continued future operating losses would have a material adverse effect on our ability to continue as a going concern

●	We may be unable to obtain or renew required permits, licenses or approvals necessary for our business operations, and could be imposed with fines and penalties for violations of the license requirements

Risks Related to Doing Business in China

●	China’s political climate and economic conditions, as well as changes in government policies, laws and regulations which may be quick with little advance notice, could have a material adverse effect on our business, financial condition and results of operations.

●	Uncertainties with respect to the PRC legal system could adversely affect us, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice. Such uncertainties could cause our shares to significantly decline in value or become worthless.

●	The Chinese government may intervene or influence the operations of our PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, which could result in a material change in operations of our PRC subsidiaries and/or the value of our common stock.

●	If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, Chinese regulatory authorities could disallow our current operating structure, which would likely result in a material change in our operations and/or cause the value of such securities to significantly decline or become worthless.

●	The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or cause the value of our securities to significantly decline or be worthless.

●	Recent regulatory developments in China, including greater oversight and control by the CAC over data security, may subject us to additional regulatory review, and any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completed our auditors for two consecutive years.

●	There are uncertainties under the PRC laws relating to the procedures for U.S. regulators to investigate and collect evidence from companies located in the PRC.

●	Chinese economic growth slowdown may have a negative effect on our business.

●	You may have difficulty enforcing judgments against us.

●	Failure to comply with laws and regulations applicable to our business in China could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

●	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

●	PRC regulation of loans and direct investment by offshore holding companies in PRC entities may delay or prevent us from using the proceeds of our securities offerings to make loans or additional capital contributions to our PRC operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

●	Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

●	To the extent cash or assets in the business is in the PRC or Hong Kong or a PRC or Hong Kong entity, such cash or assets may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets.

●	Governmental control of currency conversion may affect the value of our investment.

●	Payment of dividends is subject to restrictions under Nevada and the PRC laws.

Risks Related to our Securities

●	Our common stock may not develop an active trading market and the price and trading volume of our shares may fluctuate significantly.

●	If our shares trade under $5.00 per share, they will be considered penny stock; and trading in penny stocks has many restrictions, which could severely affect the price and liquidity of our shares.

●	We do not anticipate paying cash dividends on our Common Stock in the foreseeable future

●	Our Chief Executive Officer, Mr. Yumin Lin, and our former Director, Mr. Minghua Cheng, own a majority of our outstanding shares of common stock and could significantly influence the outcome of our corporate matters

●	The price of our common stock may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell their shares

●	Future sales of substantial amounts of the shares of our Common Stock by existing shareholders could adversely affect the price of our Common Stock

In addition, we face other risks and uncertainties that may materially affect our business prospects, financial condition and results of operations. You should consider the risks discussed in “Risk Factors” and elsewhere in this report before investing in our common stock.

Conventions and Terminology

Except where the context otherwise requires and for purposes of this report only, references to:

● the “Company,” “FVTI,” “FVTI Nevada,” “the U.S. holding company,” “we,” “us,” and “our” are to Fortune Valley Treasures, Inc., a Nevada corporation, which is the parent holding company.

● “China” and the “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan, the Hong Kong Special Administrative Region (Hong Kong) and the Macao Special Administrative Region (Macao).

● our “offshore subsidiaries” are to all of our subsidiaries except our PRC subsidiaries, including:

● DaXingHuaShang Investment Group Limited, a holding company incorporated under the laws of the Republic of Seychelles (“DIGLS”), which is a wholly owned subsidiary of FVTI;

● Jiujiu Group Stock Co., Ltd., a holding company incorporated under the laws of the Republic of Seychelles (“JJGS”), which is a wholly owned subsidiary of FVTI;

● DaXingHuaShang Investment (Hong Kong) Limited, a holding company organized under the laws of Hong Kong (“DILHK”) and a wholly owned subsidiary of DIGLS, which is currently not engaged in any active business operations;

● Jiujiu (HK) Industry Limited, a holding company organized under the laws of Hong Kong (“JJHK”) and a wholly owned subsidiary of JJGS, which is currently not engaged in any active business operations;

● our “PRC subsidiaries” are to our subsidiaries incorporated in mainland China, including:

● Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., a company incorporated in China (“QHDX” or a “WFOE”) and a wholly-owned subsidiary of DILHK;

● Jiujiu (Shenzhen) Industry Co., Ltd., a company incorporated in China (“JJSZ” or a “WFOE”) and a wholly-owned subsidiary of JJHK;

● Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in the PRC and a 90%-owned subsidiary of QHDX;

● Dongguan City FVT Supply Chain Technology Co., Ltd. (“FVTL or FVT Supply Chain”), a company incorporated in the PRC and a wholly-owned subsidiary of QHDX;

● Dongguan City Fu Gu Supply Chain Group Co., Ltd. (“FGGC” or “FG Supply Chain”), a company incorporated in the PRC and a wholly-owned subsidiary of QHDX;

● Dongguan City Fu La Tu Trade Co., Ltd. (“FLTT”), a company incorporated in the PRC and a wholly-owned subsidiary of FVTL;

● Dongguan City Fu Xin Gu Trade Co., Ltd. (“FXGT”), a company incorporated in the PRC and a wholly-owned subsidiary of FVTL;

● Dongguan City Fu Zhi Gu Trade Co., Ltd. (“FZGT”), a company incorporated in the PRC and a wholly-owned subsidiary of FVTL;

● Dongguan City Chang Fu Trade Co., Ltd. (“CFT”), a company incorporated in the PRC and a wholly-owned subsidiary of FVTL;

● Dongguan City La Tong Trade Co., Ltd. (“LTT”), a company incorporated in the PRC and a wholly-owned subsidiary of FVTL;

● Dongguan City Kai Fu Trade Co., Ltd. (“KFT”), a company incorporated in the PRC and a wholly-owned subsidiary of FVTL;

● Dongguan City Fu Lai Food Co., Ltd. (“FLFL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao;

● Dongguan City Fu Xin Technology Co., Ltd. (“FXTL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao;

● Dongguan City Fu Xiang Technology Co., Ltd (“FGTL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao;

● Dongguan City Fu Ji Food & Beverage Co., Ltd. (“FJFL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao;

● Dongguan City Fu Yi Beverage Co., Ltd. (“FYBL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao;

● Dongguan City Fu Guan Healthy Industry Technology Co., Ltd. (“FGHL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao;

● Dongguan City Fu Jing Technology Co., Ltd. (“FJTL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao;

● Dongguan City Fu Sheng Drinking Water Co. Ltd. (“FSWL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao;

● Dongguan City Fu Jia Drinking Water Co., Ltd. (“FJWL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao;

● Dongguan City Fu Xi Drinking Water Co., Ltd. (“FXWL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao;

● Dongguan City Fu Li Trading Co., Ltd. (“FLTL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao; and

● Shenzhen Fu Jin Trading Technology Co., Ltd. (“FJSTL”), a company incorporated in the PRC and a wholly-owned subsidiary of Xixingdao.

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

With our deeply rooted brand image, fast and efficient multi-channel sales model, precise consumer positioning, superior service experience, and an online platform connecting suppliers, core enterprises, and customers in the food supply chain, we are well positioned to become a competitive leader in the food supply chain market in China.

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

After the second quarter of 2020, the COVID outbreak in China has gradually been controlled. Our business has also returned to normal operations, although management assessed that our results of operations had been negatively impacted for the 2021 and 2022 fiscal years.

In 2022, the sporadic outbreaks of COVID-19 had material impact on the industry in China. The government’s “zero-COVID” policy required, from time to time, quarantines, rolling lockdowns, office closures and travel restrictions to control outbreaks in affected local areas. As a result of the COVID control measures, we were unable to implement some of our business and marketing plans, and our operating results were negatively affected by the sporadic COVID outbreaks and strict government response measures. In December 2022, the PRC government ended the implementation of the “zero-COVID” policy and the overall market condition has shown improvement since then. However, COVID-19 could adversely affect our business and results of operations in the future if any COVID resurgence causes significant disruptions to our operations or the business of our supply chain, logistics and service providers. We cannot predict the severity and duration of the impact from such resurgence, if any. If any new outbreak of COVID-19 is not effectively and timely controlled, or if government responses to outbreaks or potential outbreaks are severe or long-lasting, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, and could materially and adversely impact our business, financial condition and results of operations.

Business Plans

One of our business development strategies is to extend our market share through acquiring quality businesses in the food and beverage industries, in order to increase our customer base and supply channels, as well as to acquire more skilled employees and business connections in the industries. We plan to further develop our online marketing platform and internal operation management system by engaging an external IT company during 2023. In 2020, we successfully acquired Xixingdao, a drinking water distribution business. We expect to continue to explore new opportunities to acquire additional quality and compatible businesses in our industries. Our management believes that successful acquisitions will bring synergies to our business and enhance our shareholders’ value.

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

Bottled Water Market Forecast in China from 2021 to 2025

Source: China Economic Vision

Our Products

We purchase, distribute and sell a wide range of beverage and foods through our supply chain online platform and offline sales channels. We also develop some of the water products we distribute. We have offered the following four categories of food and beverage products:

Product Category	Products	Number of brands offered	Product Sources
1. Alcohol beverage	Wine Liquor/Spirits	109	Europe South America China

2. Non-alcohol beverage	Bottled Water	48	China

3. Packaged staple foods	Edible Oil Condiments and seasonings	11	China

4. Household products	Water purification system Water filtration	3	China

1． Wine and Liquor Products

We offer a variety of wine products including dry red wine, dry white wine, rose wine and sweet wine. Our liquor products include imported liquor and domestically produced spirits. We currently sell 109 different types of wine, liquor and spirits products.

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

We have selected to sell edible oil based on their quality and popularity among the customers in 2021. We have stopped the sales of edible oil in 2022 because edible oil sales results in 2021 did not meet the Company’s expectations.

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

Our Operations

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

Our wine and oil product operations are based in Humen Town, Dongguan City. We lease a six-floor building with a total floor area of 1,200 square meters. Our wine retail store is located on the first floor which we use exclusively as a retail store and for sample products display. We use the remaining five floors as the Company’s conference room, offices and storage.

Our water and condiments and seasoning product management office is also located in Humen Town, Dongguan City. We lease the building which has over 1,300 square meters. It includes sales, customer service, warehouse, delivery and finance departments. The office manages one office, seven wholesales stores and one warehouse. We also maintain one registered office for the subsidiary with lease term of three years. As of December 31, 2022, the Company has total three office spaces, one warehouse and sixteen stores in PRC with remaining lease terms ranging from 3 months to 52 months.

Our Supply Chain Operations

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

Our Customers

We have two major categories of customers: retailer customers and wholesale distributors. We also make direct sales to businesses and individual consumers through our supply chain platform, online stores at major e-commerce platforms and offline sales. For the year ended December 31, 2022 and 2021, no customer accounted for 10% or more of our total revenue. We have generated income from a wider range of customers for the years ended December 31, 2022 and 2021.

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

Permission Required From the PRC Authorities With Respect To Operations And Securities Listing And Issuance

Permission required for the Operations of Our PRC Subsidiaries

Our PRC subsidiaries are required to obtain certain permits and licenses from the PRC government agencies to operate our business in China, including: (a) business licenses, (b) food business licenses, and (c) Electronic Data Interchange License (“EDI”). In addition, one of our PRC subsidiaries is subject to certain certification and registration requirements in connection with limited product import and export operations.

We conduct our business in China through our PRC subsidiaries. All of our PRC subsidiaries are required to obtain, and have obtained, the required business licenses from the State Administration for Market Regulation (“SAMR”). The PRC Food Safety Law mandates a licensing system for food production and trade and requires vendors engaging in food production or sale or catering services to obtain a food business license in accordance with the applicable laws. Among our PRC subsidiaries, the following thirteen companies are required to obtain food business licenses and have received such licenses pursuant to the PRC Food Safety Law: FVT Supply Chain, Xixingdao, Dongguan City Fu La Tu Trade Co., Ltd. (“FLTT”), Dongguan City Fu Xin Gu Trade Co., Ltd. (“FXGT”), Dongguan City Fu Lai Food Co., Ltd. (“FLFL”), Dongguan City Fu Xin Technology Co., Ltd. (“FXTL”), Dongguan City Fu Xiang Technology Co., Ltd (“FGTL”), Dongguan City Fu Ji Food & Beverage Co., Ltd. (“FJFL”), Dongguan City Fu Yi Beverage Co., Ltd. (“FYBL”), Dongguan City Fu Jing Technology Co., Ltd. (“FJTL”), Dongguan City Fu Sheng Drinking Water Co. Ltd. (“FSWL”), Dongguan City Fu Jia Drinking Water Co., Ltd. (“FJWL”), and Shenzhen Fu Jin Trading Technology Co., Ltd. (“FJSTL”). Therefore, these thirteen subsidiaries have the required government permits to engage in food purchase and sale activities. However, a food business license is not required for the sale of edible agricultural products and prepacked food. Companies engaged in the sale of prepacked food must report to the food safety regulatory agencies of the local government for recordation. Eight of our subsidiaries, Dongguan City Fu Zhi Gu Trade Co., Ltd. (“FZGT”), Dongguan City Chang Fu Trade Co., Ltd. (“CFT”), Dongguan City La Tong Trade Co., Ltd. (“LTT”), Dongguan City Kai Fu Trade Co., Ltd. (“KFT”), Dongguan City Fu Guan Healthy Industry Technology Co., Ltd. (“FGHL”), Dongguan City Fu Xi Drinking Water Co., Ltd. (“FXWL”), Dongguan City Fu Li Trading Co., Ltd. (“FLTL”) and Dongguan City Fu Gu Supply Chain Group Co., Ltd. (“FGGC” or “FG Supply Chain”), are subject to such reporting requirement and are in the process of completing the recordation procedure. Guangdong provincial government has not issued detailed implementation rules, and as such, changes in rules and regulations may impose additional requirements for our subsidiaries in China.

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

FVT Supply Chain is subject to certain certification and registration requirements in connection with its limited product import and export operations. FVT Supply Chain has applied and obtained the relevant certificates and government approvals, including the Record Registration Form for Foreign Trade Business Operators, Customs Declaration Entity Registration Certificate, and Filing Form for Enterprises Applying for Entry-Exit Inspection for the importing and exporting of certain categories of wines. If FVT Supply Chain is unable to obtain the requisite certificates and approvals, the PRC Customs would not perform the Customs declaration, acceptance and release procedures, and the limited product import and export operations conducted by FVT Supply Chain would be delayed, halted or otherwise materially adversely affected.

In addition, on November 14, 2021, the CAC published the Regulations of Network Data Security Management (Draft for Comments) (the “Draft Regulations on Network Data Security Management”), which further regulate the internet data processing activities and emphasize the supervision and management of network data security, and further stipulate the obligations of internet platform operators, such as us, to establish a system for disclosure of platform rules, privacy policies and algorithmic strategies related to data. The draft regulations require data processors to (i) adopt immediate remediation measures when finding that network products and services they use or provide have security defects and vulnerabilities, or threaten national security or endanger public interest, and (ii) follow a series of detailed requirements with respect to processing of personal information, management of important data and proposed overseas transfer of data. As of the date of this report, the draft regulations have not been adopted and the final provisions are subject to changes. If the above proposed regulations are adopted as proposed, based on our initial evaluation, while we have implemented some of the data security measures, we would not be in full compliance with the new draft regulations. We are also still evaluating any additional necessary actions we should take pursuant to the proposed regulations to satisfy the personal information protection and internet data security regulatory requirements. Failure to comply with the effective cybersecurity, data privacy and internet data security regulatory requirements in a timely manner may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things.

On December 28, 2021, the CAC, NDRC, and other government agencies jointly issued the final version of the Revised Measures for Cybersecurity Review, or the Revised Cybersecurity Measures, which took effect on February 15, 2022 and replaced the previously issued Revised Measures for Cybersecurity Review. Under the Revised Cybersecurity Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Pursuant to the Revised Cybersecurity Measures, we don’t believe we will be subject to the cybersecurity review by the CAC, given that (i) we possess personal information of a relatively small number of users in our business operations as of the date of this report, significantly less than the one million user threshold set for a data processing operator applying for listing on a foreign exchange that is required to pass such cybersecurity review; and (ii) data processed in our business does not have a bearing on national security and thus shall not be classified as core or important data by the authorities. We don’t believe that we are an Operator within the meaning of the Revised Cybersecurity Measures, nor do we control more than one million users’ personal information, and as such, we should not be required to apply for a cybersecurity review under the Revised Cybersecurity Measures. However, in view of the fact that the Revised Cybersecurity Measures was released recently and there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, there is still no clear definition of “online platform operator.” Whether the data processing activities carried out by traditional enterprises (such as food, medicine, manufacturing, and merchandise sales enterprises) are subject to such review and the scope of the review remain to be further clarified by the regulatory authorities in the subsequent implementation process.

With regard to the current effective data security management regulations, we don’t believe that we are required to conduct data security review for listing overseas. However, according to the Draft Regulations on Network Data Security Management, as an overseas listed company, we will be required to conduct an annual data security review and to comply with the relevant reporting obligations. We have been closely monitoring the development in the regulatory landscape in China, particularly regarding the requirement of approvals, including on a retrospective basis, from the CSRC, the CAC or other PRC authorities with respect to securities issuances or overseas listing, as well as regarding any annual data security review or other procedures that may be imposed on us. If any approval, review or other procedure is in fact required, we cannot assure you that we will be able to obtain such approval or complete such review or other procedure timely or at all. For any approval that we may be able to obtain, it could nevertheless be revoked and the terms of its issuance may impose restrictions on our operations and offerings relating to our securities. The regulatory requirements with respect to cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the cybersecurity and data privacy requirements in a timely manner, or at all, may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things. See “Risk Factors — Risks Related to Our Business and Industry — We may be unable to obtain or renew required permits, licenses or approvals necessary for our business operations, and could be imposed with fines and penalties for any violations of the license requirements”; “Risk Factors — Risks Related to Doing Business in China — The Chinese government may intervene or influence the operations of our PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, which could result in a material change in operations of our PRC subsidiaries and/or the value of our common stock”; and “Risk Factors — Recent regulatory developments in China, including greater oversight and control by the CAC over data security, may subject us to additional regulatory review, and any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.”

Permission Required With Respect To Securities Listing And Issuance

We are subject to PRC rules and regulations relating to overseas listing and securities offerings, and a substantial extension of the PRC government’s oversight over our business operations or overseas listings may hinder our ability to offer or continue to offer our securities. We believe that neither we nor our PRC subsidiaries are required to obtain any permission from the CSRC, the CAC, or any other PRC authorities for us to issue securities to investors or to list our securities on overseas stock exchanges, such as the Nasdaq. We have not submitted any application to the CSRC, the CAC or other PRC authorities for the approval of securities issuance, including this offering, or the Nasdaq listing. As of the date of this report, we and our PRC subsidiaries have not received any inquiry, notice, warning or objection in relation to our stock issuances or trading or Nasdaq listing from the CSRC, the CAC or any other PRC authorities. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC, the CAC or other PRC governmental authorities required for securities offerings and overseas listings.

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

In addition, on December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other governmental agencies jointly issued the Revised Cybersecurity Measures, which took effect on February 15, 2022. Under the Revised Cybersecurity Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

Further, the CAC released the Draft Regulations on Network Data Security Management in November 2021 for public comments, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year. If the Draft Regulations on Network Data Security Management are enacted in the current form, we, as an overseas listed company, would be required to carry out an annual data security review and comply with the relevant reporting obligations.

Under the data security regulations currently in effect, we don’t believe that we are required to conduct data security review for listing overseas. However, according to the Draft Regulations on Network Data Security Management, as an overseas listed company, we would be required to conduct an annual data security review and to comply with the relevant reporting obligations. We have been closely monitoring the development in the regulatory landscape in China, particularly regarding the requirement of approvals, including on a retrospective basis, from the CSRC, the CAC or other PRC authorities in relation to this offering, as well as regarding any annual data security review or other procedures that may be imposed on us. If any approval, review or other procedure is in fact required, we cannot assure you that we will be able to obtain such approval or complete such review or other procedure timely or at all. For any approval that we may be able to obtain, it could nevertheless be revoked and the terms of its issuance may impose restrictions on our operations and/or securities offerings. The PRC regulatory requirements with respect to cybersecurity and data security are constantly evolving and can be subject to varying interpretations and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with these cybersecurity and data privacy requirements in a timely manner, or at all, may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things.

On December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the Draft Overseas Listing Rules. The Draft Overseas Listing Rules require that companies applying for overseas securities issuance, listing, and post-listing capital operations, including IPO, multi-listing, spin-off listing, SPAC, refinancing, issuance for asset acquisitions, equity incentives, changes of control and certain other transactions, shall be subject to statutory procedures, such as filing and information reporting requirement.

On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises, or the Trial Measures, and five application guidelines (collectively, the “Overseas Listing Rules”), which will become effective on March 31, 2023. According to the Overseas Listing Rules, among other things, after making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three business days. Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three business days after the offering is completed. Subsequent securities offerings and listings of an issuer in other overseas markets than where it has offered and listed shall be filed with the CSRC within three business days after the applications are made. In addition, overseas offerings and listings are prohibited for such China-based companies when any of the following applies: (a) where such securities offering and listing is explicitly prohibited by provisions in PRC laws, administrative regulations and relevant state rules; (b) where the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (c) where the domestic company intending to make the securities offering and listing, or its controlling shareholders and the actual controller, have committed crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (d) where the domestic company intending to make the securities offering and listing is suspected of committing crimes or major violations of laws and regulations, and is under investigation according to law, and no conclusion has yet been made thereof; (e) where there are material ownership disputes over equity held by the domestic company’s controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. The Overseas Listing Rules further stipulate that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Overseas Listing Rules.

Overseas offerings and listings subject to the Overseas Listing Rules include direct and indirect offerings and listings. Where an enterprise whose principal business activities are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise based on equity ownership, assets, income or other similar rights and interests of an PRC domestic enterprise, such activities are defined as an indirect overseas offering and listing under the Overseas Listing Rules.

According to the Notice on the Filing Management Arrangements for Overseas Offerings and Listings by Domestic Companies published by the CSRC on February 17, 2023, existing listed companies are not required to make any filings until they conduct a new offering or financing transaction in the future. A company is regarded as an existing listed company if it (a) has already completed overseas listing or offering, or (b) has already obtained the approval for the offering or listing from overseas securities regulatory authorities or stock exchanges but has not completed such offering or listing before the effective date of the Overseas Listing Rules and also completes the offering or listing before September 30, 2023. On the effective date of the Overseas Listing Rules, PRC companies that have already submitted offering and listing applications but have not yet obtained the approvals from overseas securities regulators or exchanges shall make filings with the CSRC at a reasonable time before the completion of the offerings or listings. For those that have already obtained CSRC’s approvals for overseas listings or offerings may continue their process without additional filings but shall make the filing pursuant to the Overseas Listing Rules if they cannot complete the offering or listing before the expiration of the original approval from CSRC.

As of the date of this report, the Overseas Listing Rules have not impacted our ability to conduct our business or trade our securities at an overseas securities market. The listing of our shares on the Nasdaq and related securities offering should be deemed as an indirect overseas offering and listing under the Overseas Listing Rules and therefore we are required to complete the filing procedures and submit the relevant information to CSRC but no CSRC approval is required under the rules. However, there is uncertainty with respect to whether we are required to obtain permissions from a governmental agency for our operations and/or listings.

If the CSRC, CAC or any other governmental agency requires that we obtain their respective approval(s) for our securities issuances or overseas listing, securities offerings would be delayed until we have obtained such approval. There is also the possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required. If we do not receive or maintain required permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face regulatory actions, investigations, disruption of our subsidiaries’ operations, or other sanctions from the CSRC, CAC or other Chinese regulatory authorities. These authorities may impose fines and penalties upon our subsidiaries’ operations in China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from this offering into China, or take other actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC, CAC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, to terminate this offering prior to closing. Any failure of us to fully comply with new or changed regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer the common stock, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the common stock to significantly decline in value or become worthless. See “Risk Factor — “The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of the securities we are registering for sale”; “Risk Factor — The Chinese government may intervene or influence the operations of our PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, which could result in a material change in operations of our PRC subsidiaries and/or the value of our common stock”; and “Risk Factor — Recent regulatory developments in China, including greater oversight and control by the CAC over data security, may subject us to additional regulatory review, and any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.”

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

Fugu Online also serves as our O2O management platform, which can provide marketing services to traditional merchants such as supermarkets, retail stores, hotels and restaurants. Fugu Online provides weekly sales flyers, highlight our products offering and special deals.

Furthermore, Fugu Online platform enable the users to become our suppliers which encourage suppliers initiatively to join us and enlarge our supplier base. To ensure the safety and quality of food, we request the suppliers provide qualified certification for their products. We also have our own supply chain system and quality control to verify the safety of product for our customers. Through the operation of online platform, we diversify the product type on our platform and strengthen the customers’ confidence in our products.

We also maintain a “Fugu Online” WeChat mini-program through which we include mobile coupons and customized offers based on the user’s preferences. The WeChat platform serves a wide variety of business types of different sizes, such as B2C and B2B companies, in addition to individual consumers.

The following showcases the programming interfaces of our Fugu Online WeChat mini-program:

We launched our Fugu Online on WeChat in April 2021. For the first five months from April to September 2021, we recorded 1,768 sales orders through the Fugu Online platform with an average sales amount of RMB8,465 per order. Although the Fugu Online platform is being developed, the sales amounts generated since its launching indicated a high revenue growth potential of the Fugu Online platform.

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

We also seek to expand our sales into the international food supply chain markets and are in the process of establishing our online store on the Amazon platform targeting the food supply and distribution markets outside of China. We engaged a third-party consultant to assist with marketing and sales strategies to further increase our sales. In addition to other online sales channels, we also promote our product sales on major e-commerce platforms in China, such as Tao.1688.com and Pinduoduo.

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

We are a holding company with no material operations of our own and do not generate any revenue. We currently conduct substantially all of our operations through our PRC operating subsidiaries, QHDX and Xixingdao, and their subsidiaries. We are permitted under PRC laws and regulations to provide funding to PRC subsidiaries through loans or capital contributions, only if we satisfy the applicable PRC government registration and approval requirements. Any loans from us or our holding subsidiaries outside of China to our PRC subsidiaries, which are treated as FIEs under PRC law, are subject to PRC regulations and foreign exchange loan registration requirements.

Under Nevada law, we may pay dividends to our shareholders subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the payment of such dividends. As a holding company, we may rely on dividends and other distributions on equity paid by our subsidiaries for our cash and liquidity requirements, including funds necessary to pay dividends and other cash distributions to our shareholders or investors, or service any debt we may incur outside of China and pay our expenses. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends to us. To the extent cash or assets in the business is in the PRC or Hong Kong or a PRC or Hong King subsidiary, the cash or assets may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations on our or our subsidiaries’ ability by the PRC government to transfer cash or assets. Under the PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries is required to set aside at least 10% of its accumulated after-tax profits each year, after making up for previous year’s accumulated losses, to fund certain statutory reserve funds, until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a subsidiary may allocate a portion of its after-tax profits based on PRC accounting standards to discretional funds. These reserve funds and discretional funds are prohibited from being distributed to their shareholders as dividends. As of the date of this report, there are no restrictions or limitations imposed by the Hong Kong government on the transfer of capital within, into and out of Hong Kong (including funds from Hong Kong to the PRC), except for transfer of funds involving money laundering and criminal activities.

Remittance of funds by our subsidiaries out of China is subject to examination by the banks designated by SAFE and declaration and payment of withholding tax. Cash dividends, if any, on our common stock will be paid in U.S. dollars. The PRC government also imposes restrictions on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. As such, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. In addition, there can be no assurance that the PRC government will not intervene or impose additional restrictions on our ability to transfer cash or assets within our organization or to foreign investors, which could result in an inability or prohibition on making transfers or distributions outside of PRC, which may adversely affect our business, financial condition and results of operations.

If we are deemed by the PRC tax authorities as a PRC tax resident enterprise for tax purposes, any dividends we pay to our non-PRC resident shareholders and gains received by our non-PRC stockholders from sale of our shares may be regarded as China-sourced income and as a result, may be subject to PRC withholding tax at a rate of up to 10.0%. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot be certain that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends to be paid by our WFOE, QHDX, to our Hong Kong subsidiary. Our WFOE currently does not have any plan to declare and pay dividends, and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. Our Hong Kong subsidiary will apply for the tax resident certificate when our WFOE plans to declare and pay dividends.

The following discussions illustrate taxes we would hypothetically be required to pay in China, assuming that: (i) our PRC subsidiaries have taxable earnings, and (ii) they determine to pay dividends in the future:

Taxation Scenario Statutory Tax and Standard Rates
Hypothetical pre-tax earnings	100%
Tax on earnings at statutory rate of 25%(2)	(25)%
Net earnings available for distribution	75%
Withholding tax at standard rate of 10%(3)	(7.5)%
Net distribution to Parent/Shareholders	67.5%

Notes:

(1)	For purposes of this example, the tax calculation has been simplified. The hypothetical book pre-tax earnings amount, not considering timing differences, is assumed to equal taxable income in China. For income tax purposes, our PRC subsidiaries file income tax returns on a separate company basis.
(2)	All of our PRC subsidiaries qualify for the preferential income tax rate of 5% for small-scale and low-profit enterprises in China. However, such rates are subject to qualification, are temporary in nature, and may not be available in the future when distributions are paid. For purposes of this hypothetical example, the table above reflects a maximum tax scenario under which the full statutory rate would be effective.
(3)	The PRC Enterprise Income Tax Law imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise, or FIE, to its immediate holding company outside of China. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, a lower withholding income tax rate of 5% is applied, subject to a qualification review at the time of the distribution. For purposes of this hypothetical example, the table above assumes a maximum tax scenario under which the full withholding tax would be applied.

As of the date of this report, we have not made any cash transfers, capital contributions or loans to any of our subsidiaries. Any loans from us or our holding subsidiaries outside of China to our PRC subsidiaries, which are treated as FIEs under PRC law, are subject to PRC regulations and foreign exchange loan registrations. Such loans to our FIE subsidiaries to finance their activities must be registered with the SAFE, or its local counterparts, or filed with SAFE in its information system. Funds are transferred among our PRC subsidiaries for working capital purposes, primarily between our WFOE subsidiary, QHDX, and our operating subsidiaries. As advised by our PRC counsel, PRC laws and regulations, as well as judicial interpretations thereof, do not prohibit using cash generated from one subsidiary to fund another subsidiary’s operations by way of short term interest free loans. The transfer of funds among our subsidiaries are subject to the Provisions of the Supreme People’s Court on Several Issues Concerning the Application of Law in the Trial of Private Lending Cases (2020 Revision, the “Provisions on Private Lending Cases”) issued on August 20, 2020, which are applicable to financing activities among individuals, legal entities and unincorporated organizations. We have not been notified of any other restriction which could limit our PRC subsidiaries’ ability to transfer cash to other PRC subsidiaries. In addition, QHDX has maintained cash management policies which dictate the corporate approvals and procedure with respect to cash transfers with other PRC subsidiaries. QHDX conducts review and management of its subsidiaries’ cash transfers and reports to its board of directors. The funds are transferred among our PRC subsidiaries mainly for two purposes, including capital injections for working capital and intercompany advances. For capital injections, funds are transferred based on shareholders’ resolutions and related corporate approval documents. Intercompany advances are mainly for short term borrowings between our subsidiaries. Once the borrowing subsidiary has a surplus, it will repay the funds to its WFOE shareholder or other PRC subsidiaries. All cash transfer requests must be (a) first reported to and reviewed by the head of the Finance/Accounting Department at QHDX and the relevant PRC subsidiary’s chief executive officer, and (b) then be approved by the Chief Financial Officer and Chairman of QHDX. If the transfer amount is material, the transfer must be approved by all directors of QHDX. Other than QHDX, neither us nor other subsidiaries have cash management policies dictating how funds are transfer, provided each entity must comply with applicable law or regulations with respect to transfer of funds, dividends and distributions. In the future, cash proceeds raised from overseas financing activities, including this offering, may be transferred by us to our Hong Kong subsidiaries and PRC subsidiaries via capital contributions or shareholder loans.

The following table describes transfers among us and our subsidiaries made during the periods presented:

	For the years ended December 31
	2022	2021
	RMB	RMB
Capital contributions from us to our offshore subsidiaries (1)	-	-
Loans from us to our offshore subsidiaries	-	-
Capital contributions from our offshore subsidiaries or WFOEs to PRC operating subsidiaries	248,500	234,000
Loans from our WFOEs to PRC operating subsidiaries	2,249,400	5,565,668
Loans from PRC operating subsidiaries to our WFOEs	7,007,710	10,526,751
Other amounts paid by WFOEs to our offshore subsidiaries(2)	-	1,300
Other amounts paid by PRC operating subsidiaries to WFOEs(3)	86,324	62,400
Other amounts paid by WFOEs to our PRC operating subsidiaries(4)	1,055,345	81,621
Other amounts paid by our WFOE on our behalf(5)	5,747,738	4,792,073

(1)	“Offshore subsidiaries” refer to all of our subsidiaries except our PRC subsidiaries.
(2)	Cash paid by one of our WFOEs to our Hong Kong subsidiaries for expenses.
(3)	Cash paid by one of PRC operating subsidiaries to one of our WFOEs for sales of goods.
(4)	Cash paid by one of our WFOEs to one of our PRC operating subsidiaries for purchases.
(5)	Our PRC subsidiary, QHDX, paid fees and expense on our behalf via a related party as a result of PRC law restrictions on foreign exchange and restrictions on cash transfers outside of China. During the fiscal years ended December 31, 2022 and 2021, the related party paid for our professional fees and expenses in USD, and QHDX transferred cash in Renminbi to the related party. The cash flows of these activities were reflected in operating or financing activities in our consolidated statements of cash flows based on the nature and timing of cash flows.

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

On February 17, 2023, the CSRC issued the Trial Measures and five application guidelines, or the Overseas Listing Rules, which will become effective on March 31, 2023. According to the Overseas Listing Rules, among other things, after making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three business days. Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three business days after the offering is completed. Subsequent securities offerings and listings of an issuer in other overseas markets than where it has offered and listed shall be filed with the CSRC within three business days after the applications are made. In addition, overseas offerings and listings are prohibited for such China-based companies when any of the following applies: (a) where such securities offering and listing is explicitly prohibited by provisions in PRC laws, administrative regulations and relevant state rules; (b) where the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (c) where the domestic company intending to make the securities offering and listing, or its controlling shareholders and the actual controller, have committed crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (d) where the domestic company intending to make the securities offering and listing is suspected of committing crimes or major violations of laws and regulations, and is under investigation according to law, and no conclusion has yet been made thereof; (e) where there are material ownership disputes over equity held by the domestic company’s controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. The Overseas Listing Rules further stipulate that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Overseas Listing Rules. According to the Notice on the Filing Management Arrangements for Overseas Offerings and Listings by Domestic Companies published by the CSRC on February 17, 2023, existing listed companies are not required to make any filings until they conduct a new offering or financing transaction in the future. A company is regarded as an existing listed company if it (a) has already completed overseas listing or offering, or (b) has already obtained the approval for the offering or listing from overseas securities regulatory authorities or stock exchanges but has not completed such offering or listing before the effective date of the Overseas Listing Rules and also completes the offering or listing before September 30, 2023. On the effective date of the Overseas Listing Rules, PRC companies that have already submitted offering and listing applications but have not yet obtained the approvals from overseas securities regulators or exchanges shall make filings with the CSRC at a reasonable time before the completion of the offerings or listings. For those that have already obtained CSRC’s approvals for overseas listings or offerings may continue their process without additional filings but shall make the filing pursuant to the Overseas Listing Rules if they cannot complete the offering or listing before the expiration of the original approval from CSRC.

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

We currently operate an online trading platform, primarily engaged in sales of products to our customers in China, where our customers can register as members first, and then search for, purchase or sell any desired food and beverage products. Our online platform collects and transmits product, supplier and customer information and data. Since our online trading platform has only been in operation for about two years, we are in the process of studying the newly issued rules and regulations governing cybersecurity and data protection and the industry best practice, as well as assessing the extent to which our information and data system is not in full compliance with the various requirements under the newly proposed regulations.

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

On January 17, 2019, the State Taxation Administration issued the notice on the scope of small-scale and low-profit corporate income tax preferential policies of the Ministry of Finance and the State Administration of Taxation (“MOF and SAT”), [2019] No. 13 for small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000 (including RMB1,000,000), approximately $142,209, their income is reduced by 25% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 5%. While for the portion of annual taxable income exceeding RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, the income is reduced by 50% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 10%. MOF and SAT [2021] No.12 provides an enterprise income tax rate of 2.5% on a small-scale and low-profit enterprises whose annual taxable income less than RMB1,000,000, approximately $142,209, from January 1, 2021 to December 31, 2022. MOF and SAT [2022] No.13 also provides an enterprise income tax rate of 5% on a small-scale and low-profit enterprises whose annual taxable income more than RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, from January 1, 2022 to December 31, 2024. The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau. All of the Company’s PRC subsidiaries, except for Xixingdao, FVT Supply Chain and FLTT, met the criteria of small-scale and low-profit enterprises.

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

Regulations related to Business Operations in Hong Kong

Personal Data (Privacy) Ordinance

The Personal Data (Privacy) Ordinance (Cap. 486, Laws of Hong Kong) (the “PDPO”) passed in 1995 and took effect from December 1996 (except certain provisions). The PDPO underwent major amendments in 2012, the most significant of which being the introduction of direct marketing provisions and other additional protection to cope with new privacy challenges and address public concerns. In 2021, the PDPO underwent another major amendments. The amendments aim to combat doxxing acts that are intrusive to personal data privacy, through the criminalisation of doxxing acts, and conferring on the Privacy Commissioner for Personal Data statutory powers to issue cessation notices demanding the cessation or restriction of disclosure of doxxing content. The amendments also confer on the Privacy Commissioner power to conduct criminal investigation and institute prosecution for doxxing cases, so as to strengthen enforcement against doxxing cases.

The PDPO is applicable to both the private and the public sectors. It is technology-neutral and principle-based. The Data Protection Principles (“DPPs” or “DPP”), which are contained in Schedule 1 to the PDPO, outline how data users should collect, handle and use personal data, complemented by other provisions imposing further compliance requirements. The collective objective of DPPs is to ensure that personal data is collected on a fully-informed basis and in a fair manner, with due consideration towards minimising the amount of personal data collected. Once collected, the personal data should be processed in a secure manner and should only be kept for as long as necessary for the fulfillment of the purposes of using the data. Use of the data should be limited to or related to the original collection purpose. Data subjects are given the right to access and make correction to their data.

DPP1 Purpose and Manner of Collection.

DPP1 provides that personal data shall only be collected for a lawful purpose directly related to a function or activity of the data user. The data collected should be necessary and adequate but not excessive for such purpose. The means of collection should be lawful and fair. If we collect personal data from data subjects directly, we should inform the data subjects whether it is obligatory or voluntary to supply the data, the purpose of using their data and the classes of person to whom their data may be transferred. We should also inform them of the right and means to request access to and correction of their data.

DPP2 Accuracy and Duration of Retention.

DPP2 requires data users to take all practicable steps to ensure that personal data is accurate and is not kept longer than is necessary for the fulfillment of the purpose for which the data is used. If we engage a data processor for handling personal data of other persons, we should adopt contractual or other means to ensure that the data processor comply with the mentioned retention requirement. Section 26 of PDPO requires data users to take all practicable steps to erase personal data that is no longer required for the purpose for which the data is used, unless erasure is prohibited by law or is not in the public interest. Section 26 could be engaged when a data user fails to respond to a complaint or request from a data subject for erasure of personal data. This situation attracts a heavier criminal gravity than just keeping the data longer than is necessary under DPP2. Contravention of the requirement under section 26 is an offence, punishable by a fine of up to HK$10,000.

DPP3 Use of Data.

DPP3 prohibits the use of personal data for any new purpose which is not or is unrelated to the original purpose when collecting the data, unless with the data subject’s express and voluntary consent. A data subject can withdraw his/her consent previously given by written notice. Regarding restrictions on use of personal data, Part 6A of the PDPO further requires that data users must obtain informed consent before using a data subject’s personal data for direct marketing or transferring the data to a third party for direct marketing. The consent must be an explicit indication by the data subject and broadly covers an indication of no objection. In other words, silence cannot constitute consent. Besides, the consent must be an informed one. The data user must inform the data subject of the intention to use his/her personal data for direct marketing, the fact that the data user cannot so use the data unless with consent of the data subject, the kinds of personal data to be used, the classes of marketing subjects to be involved. The data user must also notify the data subject of the right to opt out. If the data user intends to transfer the data to a third party for direct marketing, he/she should inform the data subject of such intention, the classes of transferees, the classes of marketing subjects to be involved and the fact that the transfer is for a gain, etc.

DPP4 Data Security.

DPP4 requires that data users take all practicable steps to protect the personal data they hold against unauthorised or accidental access, processing, erasure, loss or use. Data users should have particular regard to the nature of the data, the potential harm if those events happen, measures taken for ensuring the integrity, prudence and competence of persons having access to the data, etc. If we engage a data processor to process the personal data held, we must adopt contractual or other means to ensure that the data processor comply with the mentioned data security requirement.

DPP5 Openness and Transparency.

DPP5 obliges data users to take all practicable steps to ensure openness of their personal data policies and practices, the kind of personal data held and the main purposes for holding it.

DPP 6 Access and Correction.

DPP6 provides data subjects with the right to request access to and correction of their own personal data. A data user should give reasons when refusing a data subject’s request to access to or correction of his/her personal data. DPP6 is supplemented by detailed provisions in Part 5 of the PDPO which cover the manner and timeframe for compliance with data access requests and data correction requests, the circumstances in which a data user may refuse such requests, etc. Data users are also required to maintain a log book to record all refusals made.

Enforcement.

The Office of the Privacy Commissioner for Personal Data (“the Commissioner”) was established under PDPO as the dedicated data privacy regulator. When the Commissioner receives a complaint or has reasonable grounds to believe there may be a contravention of PDPO, the Commissioner may conduct an investigation of the suspected contravention and publish a report setting out the investigation results and recommendations if it is in the public interest to do so. If, upon completion of an investigation, it is found that the relevant data user is contravening or has contravened PDPO, the Commissioner may issue an enforcement notice to the data user directing remedial and/or preventive steps to be taken.

Contravention of a DPP is not an offence. However, contravention of certain provisions of PDPO is an offence. The Commissioner may carry out criminal investigation and institute prosecution for offences under section 64 of the PDPO regarding doxxing-related offences and the direct marketing provisions etc, as well as certain relevant offences. Depending on the severity of the cases, the Commissioner will decide whether to exercise the prosecution power in his or her own name, or refer cases involving suspected commission of other offences to the Police or the Department of Justice for following up.

Data subjects may also seek compensation by civil action from data users for damage caused by a contravention of the PDPO. The Commissioner may provide legal assistance to the aggrieved data subjects if the Commissioner thinks fit to do so. In addition, the Commissioner may proactively carry out an inspection of a personal data system of a data user or a class of data users for the purpose of making recommendations on how compliance may be enhanced by the data user(s). The Commissioner is also empowered to issue codes of practices to provide practical guidance on how to comply with the requirements under PDPO. Non-compliance with a code of practice itself is not an offence but can be a proof of contravention of the relevant requirement under PDPO.

Exemptions

PDPO provides a number of exemptions from some compliance requirements under particular circumstances. Examples include crime prevention or prosecution, security and defence, statistics and research, news activity, protecting a data subject’s health etc. There is also an exemption if the use of personal data is required or authorised by law or court order or is required for exercising or defending legal rights in Hong Kong. An exemption is a defence for a data user to avoid liability when he/she fails to comply with certain compliance requirements under PDPO.

Laws/regulations in Hong Kong that may result in oversight over data security

The Organized and Serious Crime Ordinance (“OSCO”) is one of the major statutory exceptions to the duty of confidentiality over data security. A person is required under OSCO to make a disclosure to authorised officers (eg, police officers) where that person knows or suspects that any property, among others, in whole or in part directly or indirectly represents the proceeds of an indictable offence. In the context of the Company’s business and the offering, this may require the disclosure to an authorised officer of information subject to the duty of confidentiality.

Persons who come into possession of official information relating to security or intelligence services, defence, international relations or criminal investigations are, under certain circumstances, prohibited under the Official Secrets Ordinance from disclosing such information. The Official Secrets Ordinance is unlikely to be relevant to an investigation unless the person being investigated has a relationship with a government that would put that person in a position such that it is likely to receive such information.

Under the Hong Kong National Security Law, it is an offence to unlawfully provide state secrets or intelligence concerning national security to a foreign country or an institution, organisation or individual outside the mainland, Hong Kong and Macao of the People’s Republic of China. For this purpose, state secrets and intelligence concerning national security are to be defined and determined under PRC law.

Competition Ordinance

The Competition Ordinance (Cap. 619, Laws of Hong Kong) (“Competition Ordinance”) is to prohibit conduct that prevents, restricts or distorts competition in Hong Kong. It also aims to prohibit mergers that substantially lessen competition in Hong Kong and to provide for incidental and connected matters.

The Competition Ordinance includes:

● The First Conduct Rule, which prohibits undertakings from making or giving effect to agreements or engaging in a concerted practice, or, as a member of an association of undertakings, make or give effect to a decision of the association, if the object or effect of the agreement, concerted practice or decision is to prevent, restrict or distort competition in Hong Kong;

● The Second Conduct rule, which prohibits undertakings which have a substantial degree of market power in a market to abuse that power by engaging in conduct that has as its object or effect the prevention, restriction or distortion of competition in Hong Kong; and

● The Merger Rule, which prohibits undertakings to directly or indirectly carry out a merger that has, or is likely to have, the effect of substantially lessening competition in Hong Kong.

Upon breach, the Competition Tribunal may impose pecuniary penalty, director disqualifications, and prohibition, damage and other orders on offenders. For pecuniary penalty, section 93 of the Competition Ordinance enables the Competition Tribunal to award a penalty up to 10% of the turnover of the undertakings involved for up to three years in which the contravention occurs.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely primarily on a combination of trademark, patent, copyright, computer software and trade secret laws to establish and protect our proprietary rights.

We currently have twenty one registered trademarks in China as follows:

Trademark Number	Issue Date	Expiration Date	Trademark
9680266	August 21, 2012	August 20, 2032

9680456	August 21, 2012	August 20, 2032

49535965	June 7, 2021	June 7, 2031
9680892	August 14, 2012	August 13, 2032
9680140	August 14, 2012	August 13, 2032

37266704	December 21, 2019	December 20, 2029

37258329	December 21, 2019	December 20, 2029

56018617	November 28, 2021	November 27, 2031

56028957	January 28, 2022	January 27, 2032

54418661	October 7, 2021	October 6, 2031

54431753	October 7, 2021	October 6, 2031

59106330	February 28, 2022	February 27, 2032	水愉家

59116758	March 7, 2022	March 6, 2032	水裕家

59109733	March 7, 2022	March 6, 2032	水愉家

59114921	March 7, 2022	March 6, 2032	水裕家

59891751	March 28, 2022	March 27, 2032

59907306	March 28, 2022	March 27, 2032

59904340	March 28, 2022	March 27, 2032

59894875	March 28, 2022	March 27, 2032

59902356	March 28, 2022	March 27, 2032

59904355	March 28, 2022	March 27, 2032

Some of our products and services bear the registered trademarks of “” (“水宜家”) or “Shui Yi Jia.” These trademarks are owned by Yuwen Li, one of our shareholders. Yuwen Li has signed a license agreement with Xixingdao to authorize Xixingdao and its subsidiaries to use those trademarks at no cost to us during the period from October 2019 to October 2029.

We currently have the following one registered patent in China:

Patent Number	Authorization Date	Expiration Date	Patent
CN201811179554.7	2020-10-13	2038-10-09	A logistics container that is easy to place and prevent damage to fragile items

We currently have the following four registered works copyrights in China:

Copyright Number	Registration Date
国作登字-2020-F-01147904	2020-11-03
国作登字-2020-F-00001673	2020-10-30
国作登字-2020-F-00001391	2020-10-29
国作登字-2021-F-00297018	2021-12-28

We currently have the following twenty registered software copyrights in China:

Copyright Number	First Issue Date	Registration Date	Copyright
2021SR0833407	2020-07-21	2021-06-04	Barreled water online distribution management system
2021SR0833438	2020-07-20	2021-06-04	Barreled water sales financial statement management system
2021SR0833409	2020-11-25	2021-06-04	Barreled water transportation service management system
2021SR0833441	2020-09-23	2021-06-04	Environmental monitoring and management system for barreled water storage
2021SR0833447	2020-12-21	2021-06-04	Dispatching management system for barreled water transport vehicles
2021SR0833448	2021-01-20	2021-06-04	Barreled water sales service management system
2021SR0833451	2020-07-24	2021-06-04	Barreled water sales customer management system
2021SR0833369	2020-07-13	2021-06-04	Statistical system of barreled water sales data
2021SR0833366	2020-08-27	2021-06-04	Barreled water storage service management system
2021SR0833450	2020-07-16	2021-06-04	Barreled water sales financial service management system
2021SR1675516	2019-07-22	2021-11-09	Wine trading internet platform system
2021SR1675492	2019-07-22	2021-11-09	Wine trading customer software
2021SR1675466	2019-10-18	2021-11-09	Food supermarket trading system
2021SR1684106	2019-02-10	2021-11-10	Origin tracking label identification system software
2021SR1684107	2019-08-29	2021-11-10	Food safety data tracking system
2021SR1671192	2019-08-20	2021-11-09	Wine e-commerce portal management platform
2021SR1671159	2019-06-17	2021-11-09	Wine distributor management system
2021SR1671739	2019-04-23	2021-11-09	Wine product online sales promotion exchange platform

2022SR0044569	2019-11-11	2022-01-07	FVTI online Food Trading Information Checking Platform

2022SR0044643	2019-09-17	2022-01-07	FVTI Store Order Data Statistical Analysis System

We currently have the following registered Internet domain names in China:

Internet domain names	Expiration Date
hsjt-fg.com	2023-12-27
富谷集团.cn	2023-09-23
富谷集团.com	2023-09-20
富谷在线.com	2023-09-23
富谷在线.cn	2023-09-23
富谷在线.online	2023-09-24
富谷在线.中国	2023-09-23
fvti.online	2025-02-10
fvti.show	2025-09-08
fvti.mobi	2023-09-23
食安安.cn	2023-09-23
食安安.online	2023-09-24
食安安.中国	2023-09-23

Human Capital Resources

As of March 31, 2023, the Company had 63 full-time employees and no part-time employees in the following functions:

Function	Number of Employees
Finance	15
Sales and marketing	17
E-Commerce and supply chain	4
Warehouse and delivery	5
General and administrative	22
Total	63

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

We were incorporated in Nevada in March 2014. For the years ended December 31, 2022 and 2021, we generated $9,234,079 and $8,021,823, respectively, in revenues, and had net loss of $2,156,679 and net income of $1,963,469, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We had net operating losses of approximately $1.9 million and $3.1 million for the years ended December 31, 2022 and 2020, respectively. We generated a net operating income of approximately $2.1 million for the year ended December 31, 2021 as a result of the increased product sale. There can be no assurance that we will have net income in future periods. Our history of operating losses and our projections of the level of capital that will be required for our future expanded operations may impair our ability to grow our business at the level we desire. If in the future we incur operating losses or are unable to obtain the requisite amount of capital needed to fund our planned operations, it could have a material adverse effect on our business and ability to continue as a going concern.

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

If any customer accounts for a significant portion of our revenue in our operation, the loss of any such customers or a material decline in the transaction would have an adverse effect on our operating results

Our customers can be categorized into retailer customers and wholesale distributors. Management’s strategies to avoid customer concentration is expanding the customers base by launching wider range of products while developing new customers with existing products. For the years ended December 31, 2022 and 2021, there was no customer who accounted for more than 10% of the Company’s total revenue. Avoiding customers concentration issues is always one of our marketing strategies. However, no guarantee could be made that such wide range of client base can always be maintained. If the concentration on customers occurs in our future operations, any decline in such customers’ transaction volume would lower our revenues, which would adversely affect our operating results, of course, avoiding customer concentration is one of our core marketing strategy, we will strife to maintain the wide range of customers base.

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

As of the date hereof, the aggregate amount of unpaid social security and housing fund contributions is approximately RMB 899,940 (approximately $135,985) and the amount of potential penalties, if levied, is estimated to be RMB 133,460 (approximately $20,187). Due to the fact that the payment of social security and housing accumulation funds will reduce the net amounts of the employees’ wages, after consulting with and receiving voluntary waivers from those employees, our PRC subsidiaries decided not to pay social security and housing accumulation funds for those employees in full. As of the date of this report, we have not had any complaints, investigations, lawsuits and arbitration proceedings brought against us by our employees or PRC authorities. In addition, according to the Enterprise Credit Report issued by the government, our subsidiaries are in good standing and have not been warned or administratively penalized for failing to pay social security and housing accumulation funds. Our PRC subsidiaries intend to pay the full social security and housing accumulation funds for employees according to the laws and regulations. With respect to the previously unpaid social security and housing funds of our PRC subsidiaries, one of our major shareholders, Yumin Lin, has provided a personal guarantee that, if the subsidiaries incur any losses due to our subsidiaries’ failure to pay full contributions, he would be jointly liable for the payment to compensate any losses the Company may incur. For the reasons stated above, we don’t believe that our subsidiaries’ business and operations would be materially adversely affected by previous nonpayment of full social security and housing accumulation fund contributions. Nevertheless, there can be no assurance that our subsidiaries will not be required to pay all of the previously delinquent social insurance and housing fund contribution amounts and associated administrative penalties or that any financial losses our subsidiaries may suffer will actually be borne by Mr. Lin through his personal guarantee.

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

Uncertainties in the PRC legal system and the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to us and our investors, and rules and regulations in China can change quickly with little advance notice. Such uncertainties could cause our shares to significantly decline in value or become worthless.

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

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, these regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may change quickly with little advance notice or have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to enhance its enforcement against illegal activities in the securities markets and promote the high-quality development of capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law enforcement and judicial cooperation, to enhance supervision over Chinese companies listed overseas, and to establish and improve the system of extraterritorial application of the Chinese securities laws. Since this document is relatively new, uncertainties exist as to how soon legislative or administrative regulation-making bodies will respond and what existing or new laws, regulations or detailed implementations and interpretations will be modified or promulgated or mo and the potential impact such modified or new laws and regulations will have on companies like us. It is especially difficult for us to accurately predict the potential impact on us of new legal requirements in mainland China because the Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

Such uncertainties, including any inability to enforce our contracts, together with any development or interpretation of PRC law that is adverse to us, could materially and adversely affect our business and operations. Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other more developed countries. We cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and our investors, including you. Such uncertainties could cause the value of such securities to significantly decline or be worthless.

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

On December 28, 2021, the CAC, NDRC, and other government agencies jointly issued the Revised Measures for Cybersecurity Review Measures, or the Revised Cybersecurity Measures, which will take effect and replace the previously issued Revised Measures for Cybersecurity Review on February 15, 2022. Under the Revised Cybersecurity Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

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

On July 10, 2021, the CAC issued the Revised Cybersecurity Measures for public comments. According to the Revised Cybersecurity Measures, the scope of cybersecurity reviews is extended to data processing operators engaging in data processing activities that affect or may affect national security. The Revised Cybersecurity Measures further require that any operator applying for listing on a foreign exchange must go through cybersecurity review if it possesses personal information of more than one million users. A cybersecurity review assesses potential national security risk that may be brought about by any procurement, data processing, or overseas listing. The review focuses on several factors, including, among others, (i) the risk of theft, leakage, corruption, illegal use or export of any core or important data, or a large amount of personal information, and (ii) the risk of any critical information infrastructure, core or important data, or a large amount of personal information being affected, controlled or maliciously exploited by a foreign government after a company is listed overseas.

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

We currently operate an online trading platform, primarily engaged in sales of products to our customers in China, where our customers can register as members first, and then search for, purchase or sell any desired food and beverage products. Our online platform collects and transmits product, supplier and customer information and data. Since our online trading platform has only been in operation for about a year, we are in the process of studying the newly issued rules and regulations governing cybersecurity and data protection and the industry best practice, as well as assessing the extent to which our information and data system is not in full compliance with the various requirements under the newly proposed regulations. Based on the preliminary assessment, our management has determined that we are not in full compliance with those new proposed rules. For example, we have not consistently informed users of the purpose, method and scope of personal information and data collections and uses. We also have not fully implemented the measures designed by us to provide additional security to personal information obtained and stored by us through our online platform. As of the date of this report, the proposed rules have not been adopted and thus we are not subject to those requirements in the proposed rules. However, if the final rules are adopted as proposed, we intend to fully comply with the requirements of the regulations.

We are committed to taking the necessary actions to satisfy the effective personal information protection and internet data security regulatory requirements. We have designed a user information protection mechanism, which includes seven detailed personal information and data security protection measures. We have implemented some of those measures while are in the process of completing the execution of others. We intend to fully comply with the following requirements should the final rules are issued as proposed: (a) enter into user information collection, storage and use rules and privacy agreements with all users, (b) fully inform users of the purpose, method and scope of personal information and data collection, (c) provide channels for inquiring stored personal information and correcting inaccuracies in information and data, and (d) remediate for violations of personal information and data security protection policies and guidelines, among other things.

On December 28, 2021, the CAC, NDRC, and several other agencies jointly issued the final version of the Revised Measures for Cybersecurity Review, or the Revised Cybersecurity Measures, which took effect on February 15, 2022 and replaced the previously issued Revised Measures for Cybersecurity Review. Under the Revised Cybersecurity Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Pursuant to the Revised Cybersecurity Measures, we don’t believe we will be subject to the cybersecurity review by the CAC, given that (i) we possess personal information of a relatively small number of users (less than 12,000 users) in our business operations as of the date of this report, significantly less than the one million user threshold set for a data processing operator applying for listing on a foreign exchange that is required to pass such cybersecurity review; and (ii) data processed in our business does not have a bearing on national security and thus shall not be classified as core or important data by the authorities. We don’t believe that we are an Operator within the meaning of the Revised Cybersecurity Measures, nor do we control more than one million users’ personal information, and as such, we should not be required to apply for a cybersecurity review under the Revised Cybersecurity Measures.

However, there remains uncertainty as to how the Revised Cybersecurity Measures may be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new rules and regulations related to the Revised Cybersecurity Measures. For example, there is still no clear definition of “online platform operator”. Whether the data processing activities carried out by traditional enterprises (such as food, medicine, manufacturing and merchandise sales enterprises) are subject to such review and the scope of the review remain to be further clarified by the regulatory authorities in the subsequent implementation process. If any new laws, regulations, implementation measures or interpretation are adopted, we may need to take further actions and invest resources to comply with such new rules and to minimize any potential negative effects on us. In addition, if the number of our online platform users increases to a level close to one million, we would expect to prepare for the required cybersecurity review procedure and approval from the PRC government.

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

In summary, with regard to the current effective data security management regulations, we don’t believe that we are required to conduct data security review for listing overseas. However, according to the Regulations on Network Data Security Management (Draft for Comment), as an overseas listed company, we will be required to conduct an annual data security review and to comply with the relevant reporting obligations. We have been closely monitoring the development in the regulatory landscape in China, particularly regarding the requirement of approvals, including on a retrospective basis, from the CSRC, the CAC or other PRC authorities with respect to this offering, as well as regarding any annual data security review or other procedures that may be imposed on us. If any approval, review or other procedure is in fact required, we cannot assure you that we will be able to obtain such approval or complete such review or other procedure timely or at all. For any approval that we may be able to obtain, it could nevertheless be revoked and the terms of its issuance may impose restrictions on our operations and offerings relating to our securities. Any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, Chinese regulatory authorities could disallow our current operating structure, which would likely result in a material change in our operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless.

Our business in China, through the operations of our PRC subsidiaries, are governed by PRC law, including PRC foreign investment laws and regulations, among others. On January 1, 2020, the PRC Foreign Investment Law, or the Foreign Investment Law, and the Regulations for Implementation of the Foreign Investment Law of the People’s Republic of China, or the Implementation Regulations, came into effect and replaced the trio of prior laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The relevant PRC Telecommunications Regulations require a telecommunication service provider in China to obtain an operating license from the Ministry of Industry and Information Technology, or MIIT, or its provincial counterparts, prior to commencement of operations. Foreign direct investment in telecommunications companies in China is governed by the Administrative Rules on Foreign-invested Telecommunications Enterprises, or the FITE Regulations, which was issued by the State Council on December 11, 2001 and amended on February 6, 2016. On March 29, 2022, the State Council issued the Decision on Revising or Abolishing Some Administrative Regulations which will take effective May 1, 2022, made certain significant changes to the 2016 FITE Regulations. Under the 2016 FITE Regulations, a foreign investor who invests in a value-added telecommunications business in the PRC must possess prior experience in and a proven track record of operating value-added telecommunications businesses overseas (the “Qualification Requirements”), while the 2022 Decision repeals the Qualification Requirements. Therefore, the restrictions of Qualification Requirements no longer apply to foreign investors. Investments in the PRC by foreign investors and foreign-invested enterprises are also regulated by the Catalogue of Industries in which Foreign Investment is Encouraged (2020 Edition), or the 2020 Catalogue, and the Special Administrative Measures for Foreign Investment Access (Negative List 2021), or the 2021 Negative List. Under the Circular on Loosening the Restriction on Foreign Shareholdings in Online Data Processing and Transaction Processing Business (for E-commerce), or Circular 196, issued by MIIT on June 19, 2015, foreign investors may hold up to 100% of all equity interest in an online data processing and transaction processing business operating e-commerce in China. Apart from e-commerce, the 2021 Negative List also provides that foreign investors may hold 100% equity interest in domestic multi-party communications, data collection and transmission services and call centers. Pursuant to these laws and regulations, we are permitted, through our subsidiaries, to engage in food and related product purchases and sales via online platforms as a provider of online data processing and transaction processing services. However, the relevant PRC foreign investment regulations are still evolving, and there have been limited guidance and interpretation with respect to these new rules and regulations.

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

In addition, pursuant to the PRC M&A Rules, an offshore special purpose vehicle formed for listing purposes and controlled directly or indirectly by Chinese companies or individuals is required to obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. However, the provisions of the M&A Rules remains unclear regarding the scope and applicability of the CSRC approval requirement. The CSRC has not issued any definitive rule or interpretations. Based on the current laws and regulations, our Chinese legal counsel has advised us that the M&A Rules and related regulations do not require the Company or its PRC subsidiaries to obtain prior approval from CSRC for the listing and trading of the Company’s shares on an overseas securities market, given that our wholly foreign-owned enterprise subsidiaries were established by direct investment, rather than by a merger with or an acquisition of any PRC domestic companies as defined under the M&A Rules. However, there are substantial uncertainties as to how the M&A Rules are interpreted or implemented in the context of an overseas offering and our PRC counsel’s opinions stated above are subject to further changes in PRC laws or implementations and interpretations of the M&A Rules, and there can be no assurance that the PRC governmental agencies will ultimately take a view that is consistent with our PRC counsel’s opinion stated above.

If the PRC regulatory authorities were to find our legal structure and operations in the PRC to be in violation of any PRC laws, administrative regulations or provisions, we are uncertain what impact of PRC regulatory authorities’ actions would have on us and our subsidiaries and we may lose our right to operate in China through our investment and ownership in our PRC subsidiaries. If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, Chinese regulatory authorities could disallow our current operating structure, which would likely result in a material change in our operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless.

The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of the securities we are registering for sale.

The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the food and beverage industry or the supply chain industry that could require us to seek permission from Chinese authorities to continue to operate our business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in mainland China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors or could disallow our current operating structure, which would likely result in a material change in our operations and/or a material change in the value of our securities, including causing the value of such securities to significantly decline or become worthless.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Since this document is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination with a company with major operation in China.

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

On December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the Draft Overseas Listing Rules. On February 17, 2023, the CSRC issued the Trial Measures and five application guidelines, or the Overseas Listing Rules, which will become effective on March 31, 2023. According to the Overseas Listing Rules, among other things, all China-based companies applying for overseas securities issuance, listing and post-listing capital operations shall be subject to statutory procedures, such as filing and information reporting requirement. After making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three business days. In addition, overseas offerings and listings are prohibited for such China-based companies when any of the following applies: (a) where such securities offering and listing is explicitly prohibited by applicable PRC laws, administrative regulations and rules; (b) where a intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (c) where a domestic company intending to make a securities offering and listing, or its controlling shareholder(s) or actual controlling person(s), have committed crimes, such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy, during the past three years; (d) where a domestic company intending to make a securities offering and listing is suspected of committing crimes or major violations of laws and regulations, and is under investigation according to law, and no conclusion has yet been made thereof; (e) where there are material ownership disputes over equity held by the domestic company’s controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. The Overseas Listing Rules further provide that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Overseas Listing Rules. Overseas issuance and listings subject to the Overseas Listing Rules include direct and indirect issuance and listings. According to the Notice on the Administrative Procedures for the Filing of Overseas Offerings and Listings by Domestic Companies published by the CSRC on February 17, 2023, existing listed companies are not required to make any filings until they conduct a new offering or financing transaction in the future. A company is regarded as an existing listed company if it (a) has already completed overseas listing or offering, or (b) has already obtained the approval for the offering or listing from overseas securities regulatory authorities or stock exchanges but has not completed such offering or listing before effective date of the Overseas Listing Rules and also completes the offering or listing before September 30, 2023. On the effective date of the Overseas Listing Rules, PRC companies that have already submitted offering and listing applications but have not yet obtained the approvals from overseas securities regulators or exchanges shall make filings with the CSRC at a reasonable time before the completion of the offerings or listings. We believe that our offering and the listing of our shares on Nasdaq Capital Market would be deemed an indirect overseas offering and listing under the Overseas Listing Rules and will be required to complete the filing procedures and submit the relevant information to CSRC if we cannot obtain the approvals for this offering and listing from the U.S. securities regulators or the Nasdaq before the Overseas Listing Rules become effective. As of the date of this report, the Overseas Listing Rules have not become effective and we are not required to complete the filing procedures if we obtain the approvals for this offering and listing from the U.S. securities regulators and the Nasdaq before the Overseas Listing Rules take effect and complete this offering and begin the trading of our securities on the Nasdaq before September 30, 2023. In addition, after the Overseas Listing Rules take effect, even if we are required to complete the filing procedures, we would only need to submit the filing materials and no CSRC approval would be required under the rules. Because we are relying on an opinion of counsel, there is uncertainty inherent in relying on an opinion of counsel in connection with whether we are required to obtain permissions from a governmental agency that is required to approve of our operations and/or listings. In the event that an government approval is required, we cannot assure you that we will be able to receive clearance in a timely manner, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our shares to significantly decline in value or become worthless.

China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, especially those in the technology filed. Additional compliance procedures may be required in connection with this offering and our business operations, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our shares to significantly decline or be worthless.

We may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Any failure or perceived failure by our PRC subsidiaries to comply with the Anti-Monopoly Guidelines for Internet Platforms Economy Sector and other PRC anti-monopoly laws and regulations may result in governmental investigations or enforcement actions, litigation or claims against us and could have an adverse effect on our business, financial condition and results of operations.

The PRC anti-monopoly enforcement agencies have strengthened enforcement under the PRC Anti-Monopoly Law in the recent years. On December 28, 2018, the SAMR issued the Notice on Anti-monopoly Enforcement Authorization, pursuant to which its province-level branches are authorized to conduct anti-monopoly enforcement within their respective jurisdictions. On September 11, 2020, the Anti-Monopoly Commission of the State Council issued Anti-monopoly Compliance Guideline for Operators, which requires operators to establish anti-monopoly compliance management systems under the PRC Anti-Monopoly Law to manage anti-monopoly compliance risks. On February 7, 2021, the Anti-Monopoly Commission of the State Council published Anti-Monopoly Guidelines for the Internet Platform Economy Sector that specified circumstances under which an activity of an internet platform will be identified as monopolistic act as well as concentration filing procedures for business operators. According to the PRC Anti-Monopoly Law, if a business operator carries out a concentration in violation of the law, the relevant authority shall order the business operator to terminate the concentration, dispose of the shares or assets or transfer the business within a specified time limit, or take other measures to restore the pre-concentration status, and impose a fine of up to RMB500,000. On March 12, 2021, the SAMR published several administrative penalty cases in connection with concentration of business operators that violated PRC Anti-Monopoly Law in the internet sector.

On October 23, 2021, the Standing Committee of the National People’s Congress issued a discussion draft of the amended Anti-Monopoly Law, which proposes to increase the fines for illegal concentration of business operators to “no more than ten percent of its last year’s sales revenue if the concentration of business operator has or may have an effect of excluding or limiting competition; or a fine of up to RMB5 million if the concentration of business operator does not have an effect of excluding or limiting competition.” The draft also proposes for the relevant authority to investigate transaction where there is evidence that the concentration has or may have the effect of eliminating or restricting competition, even if such concentration does not reach the filing threshold. On December 24, 2021, nine government agencies, including the NDRC, jointly issued the Opinions on Promoting the Healthy and Sustainable Development of Platform Economy, which provides that, among others, monopolistic agreements, abuse of dominant market position and illegal concentration of business operators in the field of platform economy will be strictly investigated and punished in accordance with the relevant laws.

At the present time, we have a relatively small scale supply chain platform operations based on our market share in our product markets and other factors. We are not an operator with a dominant market position, and our operating activity cannot constitute an anti-monopoly behavior that abuses our dominant market position. We have not entered into monopoly agreements prohibited by the Anti-Monopoly Law with competing business operators. As of the date of the report, we have not received a notification from the anti-monopoly regulatory authority requiring us to file the concentration of undertakings or received any related administrative penalties. We believe that we are in compliance with the currently effective PRC anti-monopoly laws in all material aspects. Nevertheless, if the PRC regulatory authorities identify any of our activities as monopolistic under the PRC Anti-Monopoly Law or the Anti-Monopoly Guidelines for the Internet Platform Economy Sector, we may be subject to investigations and administrative penalties, and therefore materially and adversely affect our financial conditions, operations and business prospects. If we are required to take any rectifying or remedial measures or are subject to any penalties, our reputation and business operations may be materially and adversely affected.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditors for two consecutive years.

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

On August 26, 2022, the PCAOB signed a SOP with the CSRC and the MOF of the PRC regarding cooperation in the oversight of PCAOB-registered public accounting firms in the PRC and Hong Kong which establishes a method for the PCAOB to conduct inspections of PCAOB-registered public accounting firms in the PRC and Hong Kong, as contemplated by the Sarbanes-Oxley Act. Under the agreement, (a) the PCAOB has sole discretion to select the firms, audit engagements and potential violations it inspects and investigates without consultation with, or input from, PRC authorities; (b) procedures are in place for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (c) the PCAOB has direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates; and (d) the PCAOB shall have the unfettered ability to transfer information to the SEC in accordance with the Sarbanes-Oxley Act, and the SEC can use the information for all regulatory purposes, including administrative or civil enforcement actions. The PCAOB was required to reassess its determinations as to whether it is able to carry out inspections and investigations completely and without obstruction by the end of 2022. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and vacated its previous determinations. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

Congress passed fiscal year 2023 Omnibus spending legislation in December 2022, which contained provisions to accelerate the HFCAA timeline for implementation of trading prohibitions from three years to two years. As a result, the SEC is required to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections or complete investigations for two consecutive years.

Our current auditor, MaloneBailey, LLP, an independent registered public accounting firm that is headquartered in the United States with offices in Beijing and Shenzhen, is a firm registered with the PCAOB and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. MaloneBailey, LLP has been subject to PCAOB inspections on a regular basis with the last inspection conducted in 2021 and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination.

Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit MaloneBailey, LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, we would fail to meet the PCAOB’s requirements. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections or investigations of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

All of these developments have brought additional uncertainties to our offering and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national security exchange or over-the-counter stock market). In addition, any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our shares could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

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

In the normal course of our business, we may make loans to our PRC subsidiaries or may make additional capital contributions to our PRC subsidiaries. Any loans to our wholly foreign-owned or holding subsidiaries in China, which are treated as foreign-invested enterprises (“FIEs”) under PRC law, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our FIE subsidiaries in China to finance their activities cannot exceed statutory limits and must be registered with SAFE or its local counterparts, or filed with SAFE in its information system. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

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

We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

We rely principally on dividends and other distributions on equity from our PRC subsidiaries for our cash requirements, including for services of any debt we may incur. Our PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries, as a Foreign Invested Enterprise, or FIE, are required to draw 10% of its after-tax profits each year, if any, to fund a statutory reserve, which may stop drawing its after-tax profits if the aggregate balance of the statutory reserve has already accounted for over 50 percent of its registered capital. These reserves are not distributable as cash dividends. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC subsidiaries to distribute dividends or other payments to their respective shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income will currently only be derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders or to fund our business activities outside of the PRC. In addition, there can be no assurance that the PRC government will not intervene or impose restrictions on our ability to transfer cash or assets within our organization or to foreign investors, which could result in an inability or prohibition on making transfers or distributions outside of PRC and may adversely affect our business, financial condition and results of operations.

To the extent cash or assets in the business is in the PRC or Hong Kong or a PRC or Hong Kong entity, such cash or assets may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets.

The transfer of cash and assets among us, our Hong Kong and PRC subsidiaries is subject to restrictions. The PRC government imposes controls on the conversion of the RMB into foreign currencies and the remittance of currencies out of the PRC. In addition, the PRC Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises, unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident.

As of the date of this report, there are no restrictions or limitations imposed by the Hong Kong government on the transfer of capital within, into and out of Hong Kong (including funds from Hong Kong to the PRC), except for the transfer of funds involving money laundering and criminal activities. However, there is no guarantee that the Hong Kong government will not promulgate new laws or regulations that may impose such restrictions in the future.

As a result of the foregoing PRC laws and regulations, to the extent cash or assets in the business is in the PRC or Hong Kong or a PRC or Hong Kong entity, the funds or assets may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets.

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

We reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” For the years ended December 31, 2022 and 2021, we had foreign currency translation loss of $807,766 and foreign currency translation gain of $269,234, respectively. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

On August 26, 2022, the PCAOB signed a SOP with the CSRC and the MOF of the PRC regarding cooperation in the oversight of PCAOB-registered public accounting firms in the PRC and Hong Kong. The SOP seeks to establish a method for the PCAOB to conduct inspections of PCAOB-registered public accounting firms in the PRC and Hong Kong. Under the agreement, (a) the PCAOB has sole discretion to select the firms, audit engagements and potential violations it inspects and investigates without consultation with, or input from, PRC authorities; (b) procedures are in place for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (c) the PCAOB has direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates; and (d) the PCAOB shall have the unfettered ability to transfer information to the SEC in accordance with the Sarbanes-Oxley Act, and the SEC can use the information for all regulatory purposes, including administrative or civil enforcement actions. The PCAOB is required to reassess its determinations as to whether it is able to carry out inspections and investigations completely and without obstruction by the end of 2022.

On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

In December 2022, Congress passed fiscal year 2023 Omnibus spending legislation, which contained provisions to accelerate the HFCAA timeline for implementation of trading prohibitions from three years to two years. As a result of the legislation, the SEC is required to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections or complete investigations for two consecutive years.

The recent regulatory developments would add uncertainties to our offering and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national security exchange or over-the-counter stock market). In addition, any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our shares could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

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

As a holding company, we may rely on dividends and other distributions from our PRC subsidiaries and WFOEs for cash requirements. If a WFOE incurs any debts, the instruments governing such debts may restrict its ability to pay dividends to us. To the extent cash or assets in the business is in the PRC or a PRC subsidiary, the cash or assets may not be available to fund operations or for other use outside of the PRC due to interventions in or the imposition of restrictions and limitations on our or our subsidiaries’ ability by the PRC government to transfer cash or assets.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China against us or Hong Kong or other foreign laws.

On July 14, 2006, Hong Kong and the PRC entered into the Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters by the Courts of the PRC and of the Hong Kong Special Administrative Region Pursuant to Choice of Court Agreements Between Parties Concerned, or the 2006 Arrangement, pursuant to which a party with a final court judgment rendered by a Hong Kong court requiring payment of money in a civil and commercial case pursuant to a choice of court agreement in writing may apply for recognition and enforcement of the judgment in the PRC. Similarly, a party with a final judgment rendered by a PRC court requiring payment of money in a civil and commercial case pursuant to a choice of court agreement in writing may apply for recognition and enforcement of the judgment in Hong Kong. A choice of court agreement in writing is defined as any agreement in writing entered into between parties after the effective date of the 2006 Arrangement in which a Hong Kong court or a PRC court is expressly designated as the court having sole jurisdiction for the dispute. Therefore, it is not possible to enforce a judgment rendered by a Hong Kong court in the PRC if the parties in dispute have not agreed to enter into a choice of court agreement in writing. The 2006 Arrangement became effective on August 1, 2008.

Subsequently on January 18, 2019, Hong Kong and the PRC entered into the Arrangement on Reciprocal Recognition and Enforcement of Judgments in Civil and Commercial Matters between the Courts of the Mainland and of the Hong Kong Special Administrative Region, or the Arrangement, pursuant to which, among other things, the scope of application was widened to cover both monetary and non-monetary judgments in most civil and commercial matters, including effective judgments on civil compensation in criminal cases. In addition, the requirement of a choice of court agreement in writing has been removed. It is no longer necessary for parties to agree to enter into a choice of court agreement in writing, as long as it can be shown that there is a connection between the dispute and the requesting place, such as place of the defendant’s residence, place of the defendant’s business or place of performance of the contract or tort. The 2019 Arrangement shall apply to judgments in civil and commercial matters made on or after its effective date by the courts of both sides. The 2006 Arrangement shall be terminated on the same day when the 2019 Arrangement comes into effect. If a “written choice of court agreement” has been signed by parties according to the 2006 Arrangement prior to the effective date of the 2019 Arrangement, the 2006 Arrangement shall still apply.

The 2019 Arrangement will be implemented by local legislation in Hong Kong. The Legislative Council in Hong Kong has passed the Mainland Judgments in Civil and Commercial Matters (Reciprocal Enforcement) Ordinance on 26 October 2022. The Chief Judge of the Hong Kong High Court will make rules to provide for the relevant practice and procedures. In the PRC, the Supreme People’s Court will promulgate a judicial interpretation to implement the 2019 Arrangement. When the rules and the judicial interpretation have been prepared, the Department of Justice in Hong Kong will liaise with the PRC as to the date on which the 2019 Arrangement will take effect in both places simultaneously. The 2019 Arrangement will apply to judgments made on or after the commencement date of the 2019 Arrangement. Therefore, there are still uncertainties about the outcomes and effectiveness of enforcement or recognition of judgments under the 2019 Arrangement.

Risks Related to Business Operations in Hong Kong

Political risks associated with conducting business in Hong Kong.

We have two holding subsidiaries incorporated in Hong Kong, including DILHK and JJHK. Neither DILHK nor JJHK is currently engaged in any business operations in Hong Kong, and their only activities are limited to certain administrative functions and holding the equity interests in their respective PRC subsidiaries. Additionally, none of our customers purchasing our products via our Fugu Online platform or through our online stores at third party e-commerce websites is a Hong Kong resident individual or enterprise, nor have we generated revenue from the Hong Kong source. If however in the future our Hong Kong subsidiaries conduct business operations or our customer base expands into Hong Kong, our business operations and financial condition could be affected by the political and legal developments in Hong Kong. Any changes in the economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may affect the market and the business operations of our Hong Kong subsidiaries if in the future our Hong Kong subsidiaries conduct operations. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems.” Nevertheless, we cannot ensure that there will not be any changes in the economic, political and legal environment in Hong Kong in the future.

Under the Basic Law, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. Based on certain recent development including the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region issued by the Standing Committee of the National People’s Congress of the PRC (“NPC”) in June 2020, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and President Trump signed an executive order and Hong Kong Autonomy Act, or HKAA, to remove Hong Kong’s preferential trade status and to authorize the U.S. administration to impose sanctions against foreign individuals and entities who are determined by the U.S. administration to have materially contributed to the failure to preserve Hong Kong’s autonomy. The United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S., China and Hong Kong, which could potentially harm our business if our operations expand into Hong Kong in the future. Given the relatively small geographical size of Hong Kong, any of such incidents could have a material effect on the future operations if we expand our business operations into Hong Kong, which could in turn materially affect our business, results of operations and financial condition. It is difficult to predict the full impact of the HKAA on Hong Kong and companies with operations in Hong Kong. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, if in the future we conduct our business in Hong Kong and the market price of our common stock could be affected.

You may incur additional costs and procedural obstacles in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or our directors or officers based on Hong Kong laws.

If you want to enforce a judgment of the United States in Hong Kong, it must be a final judgment conclusive upon the merits of the claim, for a definite sum of money in a civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. Such a judgment must be for a fixed sum and must also come from a competent court.

The effect of HKAA and other U.S. government policies in response to the enactment of Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact our Hong Kong holding subsidiaries.

On June 30, 2020, the Standing Committee of the PRC NPC adopted the Hong Kong National Security Law. This law defines the duties and government bodies of the Hong Kong National Security Law for safeguarding national security and four categories of offences — secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security — and their corresponding penalties. On July 14, 2020, the former U.S. President Donald Trump signed the HKAA into law, authorizing the U.S. administration to impose sanctions against foreign individuals and entities who are determined by the U.S. administration to have materially contributed to the failure to preserve Hong Kong’s autonomy. On August 7, 2020 the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including Hong Kong’s then chief executive, Carrie Lam. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions may directly affect the foreign financial institutions as well as any third parties or customers dealing with any foreign financial institution that is targeted. It is difficult to predict the full impact of the HKAA on Hong Kong and companies located in Hong Kong. If our Hong Kong subsidiaries conduct business operations in the future and were determined to be in violation of the Hong Kong National Security Law or the HKAA for some reasons, however unlikely, our business operations, financial position and results of operations could be materially and adversely affected.

The Hong Kong legal system embodies uncertainties which could limit the availability of legal protections.

Hong Kong is a Special Administrative Region of the PRC. Following British colonial rule from 1842 to 1997, China assumed sovereignty under the “one country, two systems” principle. The Hong Kong Special Administrative Region’s constitutional document, the Basic Law, ensures that the current political situation will remain in effect for 50 years. Hong Kong has enjoyed the freedom to function with a high degree of autonomy for its affairs, including currencies, immigration and customs operations, and its independent judiciary system and parliamentary system. On July 14, 2020, the United States signed an executive order to end the special status enjoyed by Hong Kong post-1997. Any compromise on the autonomy of Hong Kong could have an adverse effect in our business and operations in Hong Kong if and when we expand our business or customer base in Hong Kong in the future. We cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof.

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

Our Chief Executive Officer, Mr. Yumin Lin, and our former Director, Mr. Minghua Cheng, collectively own a majority of our outstanding shares of common stock and could significantly influence the outcome of our corporate matters.

Mr. Yumin Lin, our CEO, beneficially owns 41.53% of our outstanding shares of Common Stock, and Mr. Minghua Cheng, our former Director, beneficially owns 44.4% of our outstanding shares of Common Stock. As a result, Messrs. Yumin Lin and Minghua Cheng are collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

As of December 31, 2022, the Company had a total of twenty operating lease agreements for three office spaces, one warehouse and sixteen retail stores in the PRC with remaining lease terms ranging from 3 months to 52 months.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common stock. Prior to trading on the OTC Pink Market quotation system under the symbol “FVTI,” our common stock had traded on the OTCQB marketplace (“OTCQB”) under the symbol “FVTI.”

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

Stockholders of Record

As of March 30, 2023, there were 402 stockholders of record of our issued and outstanding shares of common stock.

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

During the year 2022, the Company conducted its business in generally one revenue stream: product sales – wine, water, water purifier and other F&B products, with majority of the sales transactions were conducted offline.

Results of Operations

	Years Ended December 31,
	2022		2021		Change
Net revenues	$9,234,079	100%	$8,021,823	100%	$1,212,256	15%

Cost of revenues	(4,593,405)	(50)%	(3,659,805)	(46)%	(933,600)	26%
Gross profit	4,640,674	50%	4,362,018	54%	278,656	6%

Operating expense	(6,590,240)	(71)%	(2,184,904)	(27)%	(4,405,336)	202%
Other income	10,811	0%	53,008	1%	(42,197)	(80)%
Other expense	(31,444)	(0)%	(17,816)	(0)%	(13,628)	76%
Income taxes	(186,480)	(2)%	(248,837)	(3)%	62,357	(25)%
Net income (loss)	$(2,156,679)	(23)%	$1,963,469	24%	$(4,120,148)	210%
Net income (loss) attributable to noncontrolling interests	(213,956)	(2)%	183,733	2%	(397,689)	216%
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$(1,942,723)	(21)%	$1,779,736	22%	$(3,722,459)	209%

Net Revenues

Net revenues totaled $9,234,079 for the year ended December 31, 2022, an increase of $1,212,256, or 15%, as compared to the revenue for the year ended December 31, 2021. The increase in net revenues was mainly due to an increase in sales of liquor and water purifier products as a result of the business expansion of the liquor and water purifier business departments.

Cost of Revenues

Cost of revenues totaled $4,593,405 for the year ended December 31, 2022, an increase of $933,600, or 26%, as compared to for the year ended December 31, 2021. The increase in cost of revenue was due to the higher product sales volume in line with our revenue increase.

Gross Profit

Gross profit was $4,640,674 and $4,362,018 for the years ended December 31, 2022 and 2021, respectively. Gross profit margin decreased to 50% for the year ended December 31, 2022 from 54% for the corresponding period in 2021 primarily due to the changing of customers’ preference from less popular brands to popular brand products. Popular brands products incurred higher costs of revenue and resulted in the decrease of gross profit.

Operating Expenses

General and administrative expenses totaled $6,590,240 for the year ended December 31, 2022, an increase of $4,405,336, or 202%, as compared to the year ended December 31, 2021. The increase was primarily due to the increase in professional expense incurred in 2022 in connection with the Company’s proposed Nasdaq listing and related securities offering transaction, bad debt expense incurred for allowance reserved for doubtful accounts, including prepayments and deposits paid, and impairment loss on intangible asset and goodwill recognized in 2022.

Net Loss

Net loss totaled $2,156,679 for the year ended December 31, 2022, an increase of $4,120,148, of 210%, as compared to the net income of $1,963,469 for the year ended December 31, 2021. The increase was primarily due to the allowance booked for doubtful accounts and impairment loss on intangible asset and goodwill, while net income was generated in 2021.

Liquidity and Capital Resources

Working Capital

	Years Ended December 31,
	2022	2021	Change
Total current assets	$6,871,091	$5,069,481	$1,801,610
Total current liabilities	2,484,582	1,717,519	767,063
Working capital	$4,386,509	$3,351,962	$1,034,547

As of December 31, 2022, we had working capital of $4,386,509 as compared to working capital of $3,351,962 as of December 31, 2021. We had total current assets of $6,871,091 consisting of cash on hand of $165,685, accounts receivables of $4,797,564, inventory of $148,925, and prepayments and other current assets of $1,758,917, compared to total current assets of $5,069,481 as of December 31, 2021. The increase was mainly due to the increase in accounts receivable, resulting from an increase in sales and the extension of payment term in 2022. We had current liabilities of $2,484,582 consisting of operating lease obligation from non-related parties of $110,201, operating lease obligation from related parties of $16,629, accounts payable of $688,822, accrued liabilities of $502,389, current portion of bank and other borrowings of $422,653, income tax payable of $38,879, customer advance of $139,334 and amount due to related parties of $565,675 compared to total current liabilities of $1,717,519 as of December 31, 2021.

The Company’s net loss was $2,156,679 and net income $1,963,469 for the years ended December 31, 2022 and 2021, respectively.

Cash Flows

	Years Ended December 31,
	2022	2021	Change
Cash flows provided by (used in) operating activities	$6,927	$(457,142)	$464,069
Cash flows provided by (used in) investing activities	(10,110)	469,190	(479,300)
Cash flows provided by (used in) financing activities	66,120	(192,034)	258,154
Effect of exchange rate changes on cash and cash equivalents	(20,415)	53,312	(73,727)
Net changes in cash and cash equivalents	$42,522	$(126,674)	$169,196

Cash Flow from Operating Activities

Cash flow provided by operating activities for the year ended December 31, 2022 was $6,927 as compared to the amount of $457,142 used in operating activities for the year ended December 31, 2021, reflecting a increment of $464,069. The increase in net cash provided by operating activities was mainly due to the fact that the bad debt expense and impairment losses on intangible asset and goodwill have no impact on cash flows, offset by changes in accounts receivable and prepayments and other current assets, net.

Cash Flow from Investing Activities

Cash flow used in investing activities was $10,110 for the year ended December 31, 2022, compared to the cash flow provided by investing activities $469,190 for the year ended December 31, 2021. The increase in net cash flow used in investing activities was mainly due to the decrease in repayment of advance to related parties.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $66,120 for the year ended December 31, 2022, compared to cash flow used in financing activities of $192,034 for the year ended December 31, 2021. The increase in net cash provided by used in financing activities was mainly due to the increase in net proceeds of bank and other borrowings.

Capital requirement for short term and long term

As of December 31, 2022, the Company financed capital requirement through trust and commercial banks in PRC for further expansion, details are as follows:

	December 31, 2022	December 31, 2021
Loan from a trust in PRC	$60,049	$67,438
China Construction Bank	276,447	143,192
WeBank	77,220	78,795
Guangdong Nanyue Bank	67,375	-
Aggregate outstanding principal balances	$481,091	$289,425
Less: current portion	422,653	101,207
Total non-current borrowings	$58,438	$188,218

Other Material Cash requirement

In addition to the financing arrangements discussed above, FVTI is party to numerous contracts and arrangements obligating it to make cash payments in future years. FVTI expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represents material expected cash requirements recorded on FVTI’s Consolidated Balance Sheets at December 31, 2022. Such obligations include:

Operating lease obligation – See Note 9 to the Consolidated Financial Statement.

Trends, commitment and uncertainties that likely to result in material changes in liquidity

Except the issues mentioned above, FVTI has no other uncertainties that likely to result in material changes in liquidity based on management’s understanding and knowledge.

Critical Accounting Policies and Estimates

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022. However, we consider our critical accounting policies to be those related to revenue recognition, allowance of doubtful accounts and impairment of intangible asset and goodwill.

Our critical estimates include estimates used to review the Company’s goodwill impairments and estimations of recoverability for intangible asset. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of December 31, 2022, our internal control over financial reporting is not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures or actions:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2022, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position with the Company
Yumin Lin	54	Chairman of the Board, Chief Executive Officer, President and Secretary
Kaihong Lin	49	Chief Financial Officer, Treasurer and Director
Bulin Wang (2)(3)	61	Independent Director
Jianwei Lin (1)	39	Independent Director
Bin Li (2)(3)	55	Independent Director
Anthony Chan (1)(2)	58	Independent director
Chaoping Chen (3)	52	Independent Director
Louis, Ramesh Ruben (1)	45	Independent Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Anthony S. Chan was appointed as an Independent Director on October 26, 2021. Mr. Chan is a certified public accountant registered with the State of New York and a seasoned executive with over 30 years of professional experience in auditing, financial reporting and business advisory. Mr. Chan is the Chief Operating Officer of Alset Inc. (Nasdaq: AEI), Chief Financial Officer of Sharing Services Global Corporation (OTC: SHRG) and President of CA Global Consulting Inc., a company he co-founded in February 2014. Since February 2020, he has been serving as the Director of Assurance and Advisory Services at Wei, Wei & Co., LLP., a full-service CPA firm registered with the PCAOB. From July 2019 to January 2020, Mr. Chan served as the Chief Financial Officer of SPI Energy Co. Ltd (Nasdaq: SPI), a Nasdaq-listed green energy solutions company. From October 2017 to March 2019, Mr. Chan served as the Chief Financial Officer of Helo Corp. (OTC Pink: HLOC), a wellness technology company. From September 2013 to November 2015, Mr. Chan served as an Executive Vice President, Director and Acting CFO of Sino-Global Shipping America, Ltd. (Nasdaq: SINO), a logistics and shipping company with operations in China, Australia and Hong Kong. From February 2005 to August 2013, Mr. Chan was a partner at three full-service CPA firms in New York, including UHY LLP (from September 2012 to August 2013), Friedman LLP (from September 2011 to July 2012) and Berdon LLP (from February 2005 to August 2011). Prior to that, he had held executive and professional positions at various U.S.-based companies including Primedia Inc, National Broadcasting Company, Arthur Anderson, KPMG, and PwC. Mr. Chan holds an MBA in Finance and Investments from Baruch College of the City University of New York, and a Bachelor of Arts in Accounting and Economics from Queens College of the City University of New York.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2022, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2022 and 2021.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yumin Lin	2021	23,248	-	-	-	-	-	-	23,248
Chairman of the Board, Chief Executive Officer, President and Secretary	2022	26,858							26,858

Kaihong Lin (1)	2021	33,442	-	-		-	-	-	33,442
Chief Financial Officer, Treasurer and Director	2022	32,221							32,221

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

Outstanding Equity Awards

There were no outstanding equity awards, as of December 31, 2022.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

Directors’ compensation $119,682 was paid for directors’ services during the year ended December 31, 2022 and $84,587 was paid during the year ended December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of March 31, 2023 by (i) each shareholder known by the Company to be the beneficial owner of 5% or more of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 15,655,038 shares of our common stock outstanding as of March 31, 2023.

The business address of each directors and officers listed below is B1601 Oriental Impression Building 2, No. 139 Liansheng Road, Humen Town, Dongguan, Guangdong, China 523900.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Officers
Yumin Lin(1)	6,501,708	41.53%
Kaihong Lin(2)	3,588	*
Bulin Wang	-	-
Anthony S. Chan	-	-
Jianwei Lin	-	-
Bin Li	-	-
Chaoping Chen	-	-
Ramesh Ruben Louis	-	-
All officers and directors as a group (eight persons)	13,456,208	85.95%

5% Shareholders
China Kaipeng Group Co., Ltd.(3)	7,650,000	48.87%
Minghua Cheng(4)	6,950,912	44.40%
Gaosheng Group Co., Ltd.(5)	4,362,616	27.87%

* Less than one percent.

(1)	Consists of (i) 900,000 shares of the Company’s common stock Mr. Yumin Lin holds directly, which shares were issued to Mr. Lin in our acquisition of DIGLS on April 23, 2018, (ii) approximately 4,362,616 shares held by Gaosheng Group Co., Ltd., which is solely owned by Mr. Lin who may be deemed to have the voting and dispositive power of such shares, (iii) 1,214,820 shares held by China Kaipeng Group Co., Ltd, a company Mr. Lin owns 15.88% who may be deemed to have the voting and dispositive power of such shares, and (iv) approximately 24,272 shares issued to him on December 16, 2020 in lieu of the full payment of the working capital advances and loans he made to the Company.
(2)	Consists of 3,588 shares of the Company’s common stock Mr. Kaihong Lin holds directly, of which 813 shares were issued on July 19, 2019 and 2,775 were issued on August 7, 2019 in private placements.
(3)	Minghua Cheng and Yumin Lin holds 84.12% and 15.88% of China Kaipeng Group Co., Ltd, respectively, and are deemed to hold the voting and dispositive power over the Company’s common stock held by China Kaipeng Group Co., Ltd. The business address of this company is Second Floor, Capital City Independence Avenue Mahe Victoria, Seychelles.
(4)	Consists of (i) 515,732 shares of the Company’s common stock Mr. Minghua Cheng holds directly, of which approximately 487,431 shares were issued to Mr. Cheng on June 28, 2018 in a private placement, 27,800 shares were issued on April 3, 2019 in a private placement, and 500 shares were issued on August 10, 2016 in a private placement and (ii) 6,435,180 shares held through China Kaipeng Group Co., Ltd, a company Mr. Cheng owns 84.12% who may be deemed to have the voting and dispositive power of such shares.
(5)	Yumin Lin is a 100% shareholder of Gaosheng Group Co., Ltd. and is deemed to hold the voting and dispositive power over the Company’s common stock held by Gaosheng Group Co., Ltd. The business address of this company is Second Floor, Capital City Independence Avenue Mahe Victoria, Seychelles.

The Company does not know any arrangements which may result in a change in control of the Company at a subsequent date.

Item 13. Certain Relationships, Related Transactions and Director Independence

As of December 31, 2022 and 2021, the Company had accounts receivable from related parties in amounts of $146,087 and $57,609, prepayments to related parties in the amounts of $1,102,861 and $1,813,904, deposits to related parties in the amounts of $758,445 and $1,596,075, and accounts payable to related parties in amounts of $80,426 and $17,789, respectively.

As of December 31, 2022 and 2021, the Company had outstanding receivables due from a related party in the amounts of $nil and $26,364, respectively, which mainly consisted of funds advanced to a related party as borrowings or funds advances to pay off the Company’s expenses. The balance was unsecured and non-interest bearing.

As of December 31, 2022 and 2021, the Company had outstanding payables due to its related parties in the amounts of $565,675 and $683,981, respectively, which mainly consisted of borrowings for working capital purpose. The balances were unsecured, non-interest bearing and due on demand.

During the years ended December 31, 2022 and 2021, the Company’s related parties paid expenses on behalf of the Company in the amounts of $135,774 and $344,218, respectively.

During the years ended December 31, 2022 and 2021, the Company sold products to its related parties in the amounts of $238,824 and $684,862, respectively, purchased goods from its related parties in the amounts of $1,309,553 and $729,302, and incurred cost of revenues from related parties in the amounts of $1,302,498 and $707,322, respectively.

During the years ended December 31, 2022 and 2021, the rental expenses to related parties were $20,736 and $32,677, respectively.

Our related parties are primarily those who are significantly influenced by the Company based on our common business relationships. For more related party transactions, see Note 8 to the accompanying consolidated financial statements.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.

Fee Category	Fiscal Year Ended December 31, 2022		Fiscal Year Ended December 31, 2021
Audit Fees (1)		$534,550	$395,000
Audit-Related Fees(2)	$		$-
Tax Fees(3)	$		$-
All Other Fees(4)	$		$-

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

All above audit services were pre-approved by the Audit Committee of the Board of Directors for the fiscal years ended December 31, 2022 and 2021, which concluded that the provision of such services by MaloneBailey, LLP was compatible with maintenance of the firm’s independence in the conduct of its audits.

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

FORTUNE VALLEY TREASURES, INC.
Date:	March 31, 2023

		By:	/s/ Yumin Lin
		Name:	Yumin Lin
		Title:	Chief Executive Officer, President and Secretary (Principal Executive Officer)

		By:	/s/ Kaihong Lin
		Name:	Kaihong Lin
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Fortune Valley Treasures, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fortune Valley Treasures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortune Valley Treasures, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Intangible Asset and Goodwill

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company reviews its long-lived assets for impairment and performs a goodwill impairment assessment on an annual basis or more frequently whenever events or changes in circumstances indicate that an impairment may exist. The Company had a goodwill balance of $1.4 million and an intangible asset balance, in the form of distribution channel, of $2.3 million as of December 31, 2021 related to the acquisition of 90% equity interest of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”) in 2020. During the year ended December 31, 2022, the Company recognized a non-cash impairment loss of $1.0 million on distribution channel and a non-cash impairment loss of $0.9 million on goodwill.

The evaluation of the intangible asset and goodwill involves the comparison of the fair values of the distribution channel and the reporting unit, respectively, to their carrying values. The fair values were calculated based upon valuation techniques under income approach with the assistance of a specialist engaged by the Company, which required management to make significant estimates and assumptions related to forecasted revenues and cash flows, and the discount rates.

We identified the evaluation of the intangible asset and goodwill impairment analysis as a critical audit matter. A high degree of subjective auditor judgment was required in performing procedures and evaluating audit evidence relating to the valuation techniques and significant assumptions used by management in determining the fair values.

How We Addressed the Matter in Our Audit

Our audit procedures related to the intangible asset and goodwill impairment analysis included the following, among others: 1) We obtained an understanding of the work of the Company’s specialist and the management’s controls over the intangible asset and goodwill impairment assessment process; 2) We compared management’s forecasted revenues and cash flows to the actual results; 3) We tested the completeness, accuracy and relevance of the underlying data used in the valuation models; 4) With the assistance of valuation professionals with specialized skills and knowledge, we evaluated the appropriateness of the valuation methods, the reasonableness of significant inputs and assumptions used; and 5) We evaluated the adequacy of the Company’s disclosures related to the intangible asset and goodwill impairment.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Shenzhen, China

March 31, 2023

Fortune Valley Treasures, Inc.

Consolidated Balance Sheets

As of December 31, 2022 and 2021

	2022	2021
Assets
Current assets
Cash and cash equivalents	$165,685	$123,163
Accounts receivable (including $146,087 and $57,609 from related parties as of December 31, 2022 and 2021, respectively)	4,797,564	2,662,168
Inventories	148,925	81,073
Prepayments and other current assets, net (including $1,102,861 and $1,813,904 to related parties as of December 31, 2022 and 2021, respectively)	1,758,917	2,176,713
Due from related party	-	26,364
Total current assets	6,871,091	5,069,481

Non-current assets
Deposits paid, net (including $758,445 and $1,596,075 to related parties as of December 31, 2022 and 2021, respectively)	1,121,302	2,306,160
Property and equipment, net	97,890	140,394
Operating lease right-of-use assets	297,232	385,896
Operating lease right-of-use assets, related parties	75,300	98,626
Intangible assets, net	370,926	2,281,790
Goodwill	454,201	1,406,289
Total Assets	$9,287,942	$11,688,636

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations - current	$110,201	$133,586
Operating lease obligations, related parties - current	16,629	22,666
Accounts payable (including $80,426 and $17,789 to related parties as of December 31, 2022 and 2021, respectively)	688,822	239,492
Accrued liabilities	502,389	128,343
Bank and other borrowings - current	422,653	101,207
Income tax payable	38,879	25,726
Customer advances	139,334	382,518
Due to related parties	565,675	683,981
Total current liabilities	2,484,582	1,717,519

Non-current liabilities
Operating lease obligations – non-current	189,957	240,611
Operating lease obligations, related parties – non-current	55,056	77,934
Bank and other borrowings	58,438	188,218
Total Liabilities	2,788,033	2,224,282

Stockholders’ Equity
Common stock (150,000,000 shares authorized, 15,655,038 shares issued and outstanding as of December 31, 2022 and 2021)	15,655	15,655
Additional paid-in capital	11,061,233	11,061,233
Accumulated deficit and statutory reserves	(4,504,404)	(2,561,681)
Accumulated other comprehensive income (loss)	(180,826)	544,305
Total Fortune Valley Treasures, Inc. stockholders’ equity	6,391,658	9,059,512
Noncontrolling interests	108,251	404,842
Total Stockholders’ Equity	6,499,909	9,464,354

Total Liabilities and Stockholders’ Equity	$9,287,942	$11,688,636

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years ended December 31, 2022 and 2021

	2022	2021

Net revenues (including $238,824 and $684,862 from related parties for the years ended December 31, 2022 and 2021, respectively)	$9,234,079	$8,021,823
Cost of revenues (including $1,302,498 and $707,322 from related parties for the years ended December 31, 2022 and 2021, respectively)	4,593,405	3,659,805
Gross profit	4,640,674	4,362,018

Operating expenses:
Selling and distribution expenses	61,047	89,416
General and administrative expenses	4,685,932	2,095,488
Impairment loss on intangible asset	979,428	-
Impairment loss on goodwill	863,833	-

Operating income (loss)	(1,949,566)	2,177,114

Other income (expense):
Other income	10,551	52,025
Interest income	260	983
Interest expense	(31,444)	(17,816)
Other income (expense), net	(20,633)	35,192

Income (loss) before income tax	(1,970,199)	2,212,306

Income tax expense	186,480	248,837

Net income (loss)	$(2,156,679)	$1,963,469
Less: Net income (loss) attributable to noncontrolling interests	(213,956)	183,733
Net income (loss) attributable to Fortune Valley Treasures, Inc.	(1,942,723)	1,779,736

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(807,766)	269,234

Total comprehensive income (loss)	(2,964,445)	2,232,703
Less: comprehensive income (loss) attributable to noncontrolling interests	(296,591)	208,927
Comprehensive income (loss) attributable to Fortune Valley Treasures, Inc.	$(2,667,854)	$2,023,776

Earnings (loss) per share
Basic and diluted earnings (loss) per share*	$(0.12)	$0.11
Basic and diluted weighted average shares outstanding*	15,655,038	15,655,038

*	Given effect of the Reverse Stock Split, see Note 11

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years ended December 31, 2022 and 2021

	No. of	Common	Additional Paid-in	Accumulated Deficit and Statutory	Accumulated Other Comprehensive	Non controlling	Total Stockholders’
	Shares*	Stock*	Capital*	Reserves	Income (Loss)	Interests	Equity
Balance as of December 31, 2020*	15,655,038	$15,655	$11,061,233	$(4,341,417)	$300,265	$195,915	$7,231,651
Foreign currency translation adjustment	-	-	-	-	244,040	25,194	269,234
Net income	-	-	-	1,779,736	-	183,733	1,963,469
Balance as of December 31, 2021	15,655,038	$15,655	$11,061,233	$(2,561,681)	$544,305	$404,842	$9,464,354
Foreign currency translation adjustment	-	-	-	-	(725,131)	(82,635)	(807,766)
Net loss	-	-	-	(1,942,723)	-	(213,956)	(2,156,679)
Balance as of December 31, 2022	15,655,038	$15,655	$11,061,233	$(4,504,404)	$(180,826)	$108,251	$6,499,909

*	Given effect of the Reverse Stock Split, see Note 11

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities
Net income (loss)	$(2,156,679)	$1,963,469
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	852,883	869,407
Non-cash lease expense	172,314	117,824
Allowance for doubtful accounts	2,564,686	-
Impairment loss on intangible asset	979,428	-
Impairment loss on goodwill	863,833	-
Changes in operating assets and liabilities
Accounts receivable	(2,417,438)	(124,843)
Inventories	(76,524)	66,424
Prepayments and other current assets, net	(1,033,644)	(1,755,603)
Due from related parties	24,958	356,225
Deposits paid, net	(251,545)	(1,591,577)
Accounts payable	482,213	(18,632)
Due to related parties	(162,018)	118,009
Customer advances	(218,717)	(210,259)
Accrued liabilities	531,332	189,812
Income tax payable	15,660	(300,140)
Operating lease obligations	(163,815)	(137,258)
Cash provided by (used in) operating activities	6,927	(457,142)

Cash flows from investing activities
Acquisition of intangible asset	(7,511)	(28,008)
Repayment of advance to related parties	-	614,275
Purchase of property and equipment	(2,599)	(117,077)
Net cash provided by (used in) investing activities	(10,110)	469,190

Cash flows from financing activities
Borrowings from related parties	-	464,958
Borrowings from a revolving credit line	148,606	-
Borrowings from bank loans	135,499	77,609
Borrowings from a third party	80,338	-
Repayments to related parties	(154,510)	(684,784)
Repayments to bank loans	(61,184)	-
Repayments to a third party	(82,629)	(49,817)
Net cash provided by (used in) financing activities	66,120	(192,034)

Effect of exchange rate changes on cash and cash equivalents	(20,415)	53,312
Net changes in cash and cash equivalents	42,522	(126,674)
Cash and cash equivalents–beginning of the year	123,163	249,837

Cash and cash equivalents–end of the year	$165,685	$123,163

Supplementary cash flow information:
Interest paid	$31,444	$17,816
Income taxes paid	$166,516	$444,376

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$135,774	$344,218
Remeasurement of the operating lease obligation and right-of-use asset due to lease modification	$-	$41,010
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$94,285	$319,092

See accompanying notes to the consolidated financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Fortune Valley Treasures, Inc. (formerly Crypto-Services, Inc.) (“FVTI” or the “Company”) was incorporated in the State of Nevada on March 21, 2014. The Company’s primary business operations of wholesale distribution and retail sales of alcoholic beverages of wine and distilled liquors, and drinking water distribution and delivery are conducted through its subsidiaries in the People’s Republic of China (“PRC”).

On April 11, 2018, the Company entered into a share exchange agreement by and among DaXingHuaShang Investment Group Limited (“DIGLS”) and its shareholders: 1.) Yumin Lin, 2.) Gaosheng Group Co., Ltd. and 3.) China Kaipeng Group Co., Ltd. whereby the Company newly issued 15,000,000 shares (given effect of the Reverse Stock Split, see Note 11) of its common stock in exchange for all the outstanding shares in DIGLS. This transaction has been accounted for as a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and DIGLS, the legal acquiree, is the accounting acquirer; accordingly, the Company’s historical statement of stockholders’ equity has been retroactively restated to the first period presented.

On March 1, 2019, the Company entered into a sale and purchase agreement (the “SP Agreement”) to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction closed on March 1, 2019. Pursuant to the SP Agreement, the Company issued 5 shares (given effect of the Reverse Stock Split, see Note 11) of its common stock to JJGS to acquire 100% of the shares of JJGS for a cost of $150. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interest of Jiujiu (HK) Industry Limited (“JJHK”) and Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”). JJGS, JJHK and JJSZ did not have any material assets or liabilities as of December 31, 2019, and they did not have any substantial operations or active business during the year ended December 31, 2019.

On June 22, 2020, the Company entered into a sale and purchase agreement along with Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., a company incorporated in China and a wholly-owned subsidiary of FVTI (“QHDX”), to acquire 90% of the shares of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in the PRC, from certain shareholders of Xixingdao in exchange for 243,134 shares (given effect of the Reserve Stock Split, see Note 11) of the Company’s common stock. The Company obtained the control of Xixingdao on August 31, 2020, the shares were issued on December 28, 2020. Xixingdao became the Company’s subsidiary since August 31, 2020.

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

As of December 31, 2022, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYBL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xi Drinking Water Company Ltd (“FXWL”)	March 17, 2021	Xixingdao	Drinking water distribution and delivery, sales of alcoholic beverages and water purifier	PRC
Dongguan City Fu Jia Drinking Water Company Ltd (“FJWL”)	March 29, 2021	Xixingdao	Drinking water distribution and delivery, sales of water purifier	PRC
Dongguan City Fu Sheng Drinking Water Company Ltd (“FSWL”)	March 29, 2021	Xixingdao	Drinking water distribution and delivery, sales of water purifier	PRC
Shenzhen Fu Jin Trading Technology Company Ltd (“FJSTL”)	June 7, 2021	Xixingdao	Drinking water distribution and delivery, sales of water purifier	PRC
Dongguan City Fu Li Trading Ltd (“FLTL”)	September 10, 2021	Xixingdao	Drinking water distribution and delivery, sales of water purifier	PRC
Dongguan City Fu Gu Supply Chain Group Ltd (“FGGC”)	September 13, 2021	QHDX	Sales of alcoholic beverages	PRC
Dongguan City Fu Zhi Gu Trading Ltd (“FZGTL”)	September 9, 2022	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Chang Fu Trading Ltd (“CFTL”)	September 9, 2022	FVTL	Trading of alcoholic beverages	PRC
Dongguan City La Tong Trading Ltd (“LTTL”)	August 8, 2022	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Kai Fu Trading Ltd (“KFTL”)	September 8, 2022	FVTL	Trading of alcoholic beverages	PRC

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to going concern, allowance of doubtful accounts, allowance of deferred tax asset and uncertain tax position, implicit interest rate of operating leases, useful lives and impairment of long-lived assets, and impairment of goodwill. Actual results may differ from these estimates.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2022	2021
Period-end RMB:US$1 exchange rate	0.14474	0.15735
Period-average RMB:US$1 exchange rate	0.14896	0.15499

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, demand deposits placed with banks or other financial institutions and have original maturities of less than three months. The Company’s primary bank deposits are located in the PRC.

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

As of December 31, 2022 and 2021, the Company has no allowance for doubtful accounts. There are no activities in the allowance for doubtful accounts for the year ended December 31, 2022 and 2021.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value. The Company used the weighted average cost method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of revenues when it has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. The Company’s primary products are alcoholic beverages and water. The selling price of alcoholic beverages tends to increase over time, however, there are circumstances where alcoholic beverages may be subject to spoilage if stored for prolong periods of time.

Property and equipment, net

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

Intangible assets, net

Intangible assets with definite lives are stated at cost less accumulated amortization and impairment, and consist mainly of distribution channel that was acquired in the acquisition of Xixingdao.

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

The Company did not recognize any impairment of long-lived assets during the year ended December 31, 2021. During the year ended December 31, 2022, the Company recognized an impairment loss on an intangible asset, distribution channel, in the amount of $979,428 related to Xixingdao in view of its inability to generate sufficient operating cash flows as expected. The Company used the income approach with the multi-period excess earnings valuation method with the assistance of a third-party valuation appraiser to estimate fair value, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rate.

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

During the year ended December 31, 2022, the Company directly performed a quantitative assessment for goodwill impairment by comparing the fair value of Xixingdao to its carrying value, taking into account of the impairment of intangible asset as a triggering event. The Company used the income approach with the discounted cash flow valuation method with the assistance of a third-party valuation appraiser to estimate fair value, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rate. As a result, the impairment loss on goodwill of $863,833 was recognized during the year ended December 31, 2022. As of December 31, 2022, the balance of goodwill is $454,201.

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

We generate revenue primarily from the sales of liquor, water, water purifier and other products directly to agents, wholesalers and end users, with majority of sales transactions were conducted offline. We recognize product revenue at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by or delivered to our customers. We account for shipping and handling fees as a fulfillment cost.

The following table provides information about disaggregated revenue based on revenue by product types:

	For the year ended December 31,
	2022	2021
Sales of liquor	$3,875,500	$3,098,070
Sales of water	3,743,146	3,653,171
Sales of water purifier	1,197,942	673,536
Others	417,491	597,046
Total	$9,234,079	$8,021,823

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of December 31, 2022 and December 31, 2021, the Company had customer advances of $139,334 and $382,518, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $332,806 and $580,151, respectively, of customer advances in the opening balance.

Sales and distribution expenses

Sales and distribution expenses amounted to $61,047 and $89,416 for the years ended December 31, 2022 and 2021, respectively. Selling and distribution costs are expensed as incurred and included in selling expenses.

General and administrative expenses

General and administrative expenses consist primarily of salary and welfare for general and administrative personnel, rental expenses, entertainment expenses, general office expenses and professional service fees.

Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 13%. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverable if input VAT is larger than output VAT. For entities that are qualified for VAT small taxpayers, entities are allowed to enjoy preferential tax rate from 3% to 1% for the period from January 1, 2022 to March 31, 2022 and preferential tax rate from 3% to 0% for the period from April 1, 2022 to December 31, 2022. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. The Company had $1,047,959 and $636,898 to statutory reserves as of December 31, 2022 and 2021, respectively, which were included in accumulated deficit and statutory reserves in the Company’s consolidated balance sheets.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income (loss) includes the foreign currency translation adjustment.

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

The Company also exposures to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by group of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company generally requires payment after delivery of the goods within 90 to 120 days. Credit limits are established and exposure is monitored in light of changing counterparty and market conditions. For the years ended December 31, 2022 and 2021, no customer accounted for more than 10% of the Company’s total revenues or accounts receivable. For the year ended December 31, 2022, the Company had two suppliers that accounted for more than 10% of the Company’s accounts payable and no supplier that accounted for more than 10% of the Company’s total purchases. For the year ended December 31, 2021, the Company had one supplier that accounted for more than 10% of the Company’s total purchases and accounts payable and other two suppliers accounted for more than 10% of the Company’s accounts payable.

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

Recent Accounting Pronouncement

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 was further amended in November 2020 by ASU No. 2020-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). As a result, ASC Topic 326, Financial Instruments – Credit Losses is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

Prepayments and other current assets consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Prepayments (including $2,255,288 and $1,813,904 to related parties as of December 31, 2022 and 2021, respectively)	$3,001,866	$2,169,095
Other current assets	4,631	7,618
Total prepayments and other current assets	3,006,497	2,176,713
Less: Allowance for doubtful accounts (including $1,152,427 and $nil to related parties as of December 31, 2022 and 2021, respectively)	(1,247,580)	-
Prepayments and other current assets, net	$1,758,917	$2,176,713

Balance of prepayments represented the advanced payments to suppliers including related party suppliers.

Allowance for doubtful accounts movement is as follows:

	2022	2021
Beginning balance	$-	$-
Additions to allowance	1,284,005	-
Foreign currency translation adjustment	(36,425)	-
Ending balance	$1,247,580	$-

NOTE 4 – DEPOSITS PAID, NET

Deposits paid consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Deposits paid (including $1,628,511 and $1,596,075 to related parties as of December 31, 2022 and 2021, respectively)	$2,365,652	$2,306,160
Less: Allowance for doubtful accounts (including $870,066 and $nil to related parties as of December 31, 2022 and 2021, respectively)	(1,244,350)	-
Deposits paid, net	$1,121,302	$2,306,160

Allowance for doubtful accounts movement is as follows:

	2022	2021
Beginning balance	$-	$-
Additions to allowance	1,280,681	-
Foreign currency translation adjustment	(36,331)	-
Ending balance	$1,244,350	$-

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Office equipment	$116,520	$113,995
Leasehold improvement	126,386	126,386
Property and equipment	242,906	240,381
Less: Accumulated depreciation	(145,016)	(99,987)
Property and equipment, net	$97,890	$140,394

Depreciation expense, which was included in general and administrative expenses, for the years ended December 31, 2022 and 2021 was $46,344 and $24,500, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	2022	2021
Distributor channel	$3,117,635	$3,389,404
Others	27,809	22,299
Total intangible assets	3,145,444	3,411,703
Less: Accumulated amortization	(1,822,875)	(1,129,913)
Less: Impairment loss	(951,643)	-
Total	$370,926	$2,281,790

Amortization expense for the years ended December 31, 2022 and 2021 was $806,539 and $844,907, respectively, included in cost of revenues and general and administrative expenses. During the years ended December 31, 2022 and 2021, the Company recognized impairment loss of $979,428 and $nil, respectively.

As of December 31, 2022, the future estimated amortization costs for intangible assets are as follows:

2023	$213,983
2024	144,510
2025	5,562
2026	5,562
Thereafter	1,309
Total	$370,926

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the years ended December 31, 2022 and 2021, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

The PRC

The Company’s subsidiaries are incorporated in the PRC, and are subject to the PRC Enterprise Income Tax Laws (“EIT Laws”) with the statutory income tax rate of 25% with the following exceptions.

On January 17, 2019, the State Taxation Administration issued the notice on the scope of small-scale and low-profit corporate income tax preferential policies of the Ministry of Finance and the State Administration of Taxation, [2019] No.13 for small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000 (including RMB1,000,000), approximately $142,209, their income is reduced by 25% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 5%. While for the portion of annual taxable income exceeding RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, the income is reduced by 50% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 10%. MOF and SAT [2021] No.12 provides an enterprise income tax rate of 2.5% on small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000, approximately $142,209, from January 1, 2021 to December 31, 2022. MOF and SAT [2022] No.13 also provides an enterprise income tax rate of 5% on small-scale and low-profit enterprises whose annual taxable income is more than RMB1,000,000, approximately $142,209, but less than RMB3,000,000, approximately $426,627, from January 1, 2022 to December 31, 2024. The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau. All of the Company’s PRC subsidiaries met the criteria of small-scale and low-profit enterprises, except for Xixingdao, FVT Supply Chain and FLTT.

The components of the income tax provision are as follows:

	2022	2021
Current:
– United States of America	$(41,444)	$20,071
– Seychelles		-
– Hong Kong	-	-
– The PRC	227,924	228,766

Deferred
– United States of America	-	-
– Seychelles		-
– Hong Kong		-
– The PRC		-
Total	$186,480	$248,837

A summary of United States and foreign income (loss) before income taxes was composed of the following:

	2022	2021
Income (loss) attributed to PRC operations	$(766,083)	$3,109,080
Loss attributed to Seychelles and Hong Kong	(19)	(444)
Loss attributed to U.S.	(1,204,097)	(896,330)
Income (loss) before tax	$(1,970,199)	$2,212,306

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2022 and 2021:

	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Income tax difference under different tax jurisdictions	-9.3%	7.2%
PRC tax exemption for qualified small-scale and low-profit enterprises	52.5%	-36.8%
Valuation allowance on deferred income tax assets	-3.1%	2.5%
Amortization and impairment loss not deductible for tax purposes	-28.2%	7.9%
Expenses not deductible for tax purpose	-27.3%	-%
Impact of GILTI	-10.7%	9.4%
Others	-4.4%	-%
The Company’s effective tax rate	-9.5%	11.2%

The effective tax rate in the years presented is the result of the mix of income and loss recognized in various tax jurisdictions that apply a broad range of income tax rates.

The significant components of deferred taxes of the Company are as follows:

	As of
	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carry forwards	$-	$-
-United States	-	-
-Hong Kong	-	-
-PRC	61,762	55,457
Gross deferred tax assets	61,762	55,457
Less: valuation allowance	(61,762)	(55,457)
Total deferred tax assets, net	$-	$-

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts due from related parties as of December 31, 2022 and 2021 are as follows:

		2022	2021
Mr. Deqin Ke	Manager of a subsidiary	$-	$26,364
		$-	$26,364

Amounts due to related parties as of December 31, 2022 and 2021 are as follows:

		2022	2021
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director and majority shareholder	$389,051	$344,218
Ms. Xiulan Zhou	Manager of a subsidiary	508	1,157
Mr. Huagen Li	Manager of a subsidiary	2,316	2,518
Mr. Guodong Jia	Manager of a subsidiary	2,342	944
Mr. Minghua Cheng	Former director and majority shareholder	-	157,353
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	16	17
Mr. Anping Chen	Manager of a subsidiary	1,290	6,924
Mr. Jiangwei Jia	Manager of a subsidiary	3,678	787
Ms. Xiuyun Wang	Manager of a subsidiary	-	6,020
Mr. Yuwen Li	Vice President	64,924	70,745
Shenzhen DaXingHuaShang Industry Development Ltd.	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	86,842	93,298
Ms. Chunxiang Zhang	Manager of a subsidiary	998	-
Mr. Meng Xue	Manager of a subsidiary	5,449	-
Ms. Shuqin Chen	Manager of a subsidiary	1,358	-
Mr. Zhipeng Zuo	Manager of a subsidiary	59	-
Mr. Deqin Ke	Manager of a subsidiary	724	-
Mr. Aisheng Zhang	Manager of a subsidiary	2,320	-
Mr. Zhihua Liao	Manager of a subsidiary	3,800	-
		$565,675	$683,981

Revenues generated from related parties during the years ended December 31, 2022 and 2021 are as follows:

		2022	2021
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$777	$407
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director and majority shareholder	492	389
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	133	63
Mr. Zihao Ye	Manager of a subsidiary	658	108
Mr. Naiyong Luo	Manager of a subsidiary	-	5,759
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	-	6,820
Mr. Jianglong Xiong	Manager of a subsidiary	18	-
Ms. Shuiyan Li	Shareholder	-	13,178
Dongguan Humen Shuiyan Drinking Water Store	Ms. Shuiyan Li, a shareholder of the Company, is the controlling shareholder of Dongguan Humen Shuiyan Drinking Water Store	139,172	176,354
Guangdong Shuiyijia Distribution Co., Ltd.	Ms. Lihua Li, Mr. Yuwen Li’s wife, is the supervisor of Guangdong Shuiyijia Distribution Co., Ltd.	-	19,619
Dongguan Chashan Pingfeng Cigarette and Wine Co., Ltd.	Mr. Taiping Deng, a manager of a subsidiary, is the controlling shareholder of Dongguan ChaShan Pingfeng Cigarette and Wine Co. Ltd.	-	99,119
Dongguan Huanhai Trading Co., Ltd.	Mr. Weihong Ye, a manager of a subsidiary, is the controlling shareholder of Dongguan Huanhai Trading Co., Ltd.	27,522	104,663
Dongguan Hualianguan Chemical Co., Ltd.	Mr. Weihong Ye, a manager of a subsidiary, is the controlling shareholder of Dongguan Hualian Guanhua Gong Co., Ltd.	56,920	57,671
Dongguan Daying Internet Technology Co., Ltd.	Mr. Minghua Cheng, a former director of the Company, is the controlling shareholder of Dongguan Daying Internet Technology Co., Ltd.	-	132,737
Dongguan Zhengui Reality Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Dongguan Zhengui Reality Co., Ltd.	-	54,730
Guangdong Yuexin Jiaotong Construction Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Guangdong Yuexin Jiaotong Construction Co., Ltd.	13,132	-
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	-	13,245
		$238,824	$684,862

Cost of revenues from related parties during the years ended December 31, 2022 and 2021 is as follows:

		2022	2021
Dongguan Anxiang Technology Co., Ltd.	Significant influenced by the Company	$225,721	$56,598
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significant influenced by the Company	305,645	109,936
Dongguan Baxi Food Distribution Co., Ltd.	Significant influenced by the Company	40,931	124,896
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significant influenced by the Company	120,654	99,502
Dongguan Pengqin Drinking Water Co., Ltd.	Significant influenced by the Company	124,502	89,475
Dongguan Tailai Trading Co., Ltd.	Significant influenced by the Company	142,331	113,893
Dongguan Dalingshan Runxin Drinking Water Store	Significant influenced by the Company	52,825	69,676
Dongguan Dengqinghu Drinking Water Store	Significant influenced by the Company	2,799	-
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	287,090	43,346
		$1,302,498	$707,322

Purchases from related parties during the years ended December 31, 2022 and 2021 are as follows:

		2022	2021
Dongguan Anxiang Technology Co., Ltd.	Significant influenced by the Company	$211,191	$184,099
Guangdong Jiaduonuo Shengshi Tradong Co., Ltd.	Significant influenced by the Company	317,023	168,066
Dongguan Baxi Food Distribution Co., Ltd.	Significant influenced by the Company	44,312	79,685
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significant influenced by the Company	134,021	63,483
Dongguan Pengqin Drinking Water Co., Ltd.	Significant influenced by the Company	128,317	57,086
Dongguan Tailai Trading Co., Ltd.	Significant influenced by the Company	144,264	72,664
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	3,000	9,483
Dongguan Dalingshan Runxin Drinking Water Store	Significant influenced by the Company	53,782	44,454
Dongguan City Yijia Trading Limited	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	273,639	52,295
		$1,309,549	$731,315

Due from related party mainly consists of funds advanced to related parties as borrowings or funds advanced to pay off the Company’s expenses. The balances are unsecured, non-interest bearing.

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand.

In addition, during the years ended December 31, 2022 and 2021, these related parties paid expenses on the Company’s behalf in an amount of $135,774 and $344,218, respectively.

Mr. Yuwen Li, the Vice President of the Company, authorized the Company to use trademarks that were owned by him for ten years from October 5, 2019 to October 4, 2029 at no cost.

Also see Note 3, 4, 9 and 10 for more transactions with related parties.

NOTE 9 – OPERATING LEASES

As of December 31, 2022, the Company has twenty separate operating lease agreements for three office spaces, one warehouse and sixteen stores in PRC with remaining lease terms of from 3 months to 52 months.

Two of the leases described above were entered with related parties. The operating lease entered with Ms. Qingmei Lin, a related party, is for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027 with the monthly rent expense of RMB10,000 (approximately $1,490). The operating lease agreement entered with Mr. Hongwei Ye, another related party, is for the premises in Dongguan City, PRC. The agreement covers the period from September 27, 2020 to September 30, 2023 with the monthly rent expense of RMB960 (approximately $143).

The components of lease expense and supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s consolidated statements of operations) for the years ended	December 31, 2022	December 31, 2021

Related parties	$20,736	$32,677
Non-related parties	150,804	118,315

Other information for the years ended	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease obligations	$172,425	$151,586
Weighted average remaining lease term (in years)	3.11	3.82
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of December 31, 2022 are as follows:

Year ending December 31,
2023	$139,875
2024	110,420
2025	95,408
2026	42,703
2027	5,789
Thereafter	-
Total lease payment	394,195
Less: Imputed interest	(22,352)
Operating lease obligations	$371,843

Lease expenses were $171,540 and $150,992 for the years ended December 31, 2022 and 2021, respectively.

NOTE 10 – BANK AND OTHER BORROWINGS

In August 2020, the Company obtained a revolving credit line in the principal amount of RMB910,000 (approximately $139,000 when borrowed) from China Construction Bank, which bears interest at 4.10%. The credit line is guaranteed by Xiulan Zhou, a related party, and pledged by her property. The maturity date is on August 7, 2023.

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

In May 2022, the Company obtained a revolving credit line in the principal amount of RMB1,000,000 (approximately $149,000 when borrowed) from China Construction Bank, which bears interest at 4.45%. The credit line is guaranteed by Xiulan Zhou, a related party. The maturity date is on May 26, 2023.

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

The balance of the loans borrowed as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Bank loan from the trust in PRC	$60,049	$67,438
China Construction Bank	276,447	143,192
Guangdong NanYue Bank	67,375	-
WeBank	77,220	78,795
Aggregate outstanding principal balances	481,091	289,425
Less: current portion	422,653	101,207
Non-current portion	$58,438	$188,218

The total interest expense was $31,444 and $17,816 for the years ended December 31, 2022 and 2021, respectively.

Future minimum loan payments as of December 31, 2022 are as follows:

Year ending December 31,
2023	$422,653
2024	58,438
Thereafter	-
Total	$481,091

NOTE 11 – COMMON STOCK

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

NOTE 12 - SUBSEQUENT EVENTS

In February 2023, the Company obtained a revolving credit line in the principal amount of RMB465,000 (approximately $67,000 when borrowed) from China Construction Bank, which bears interest at 4.00%. The maturity date is on February 11, 2024.

