Form 10-Q
period 2023-03-31
Fortune Valley Treasures, Inc.
filed 2023-05-15
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Yes ☐ No ☒

As of May 15, 2023, there were 15,655,038 shares, par value $0.001, of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,186	$165,685
Accounts receivable (including $122,741 and $146,087 from related parties as of March 31, 2023 and December 31, 2022, respectively)	5,369,852	4,797,564
Inventories	85,272	148,925
Prepayments and other current assets, net (including $1,282,273 and $1,102,861 to related parties as of March 31, 2023 and December 31, 2022, respectively)	1,823,231	1,758,917
Total current assets	7,298,541	6,871,091

Non-current assets
Deposits paid, net (including $697,871 and $758,445 to related parties as of March 31, 2023 and December 31, 2022, respectively)	863,517	1,121,302
Property and equipment, net	87,744	97,890
Operating lease right-of-use assets	293,113	297,232
Operating lease right-of-use assets, related parties	72,087	75,300
Intangible assets, net	318,374	370,926
Goodwill	456,857	454,201
Total Assets	$9,390,233	$9,287,942

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations – current	$111,788	$110,201
Operating lease obligations, related parties - current	12,073	16,629
Accounts payable (including $99,454 and $80,426 to related parties as of March 31, 2023 and December 31, 2022, respectively)	716,443	688,822
Accrued liabilities	600,857	502,389
Bank and other borrowings - current	482,409	422,653
Income tax payable	32,417	38,879
Customer advances	140,664	139,334
Due to related parties	571,030	565,675
Total current liabilities	2,667,681	2,484,582

Non-current liabilities
Operating lease obligations – non-current	182,526	189,957
Operating lease obligations, related parties – non-current	51,429	55,056
Bank and other borrowings	32,392	58,438
Total Liabilities	2,934,028	2,788,033

Stockholders’ Equity
Common stock (150,000,000 shares authorized, 15,655,038 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	15,655	15,655
Additional paid-in capital	11,061,233	11,061,233
Accumulated deficit and statutory reserves	(4,593,223)	(4,504,404)
Accumulated other comprehensive loss	(135,536)	(180,826)
Total Fortune Valley Treasures, Inc. stockholders’ equity	6,348,129	6,391,658
Noncontrolling interests	108,076	108,251
Total Stockholders’ Equity	6,456,205	6,499,909

Total Liabilities and Stockholders’ Equity	$9,390,233	$9,287,942

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME(LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three months ended March 31,
	2023	2022

Net revenues (including $26,750 and $725 from related parties for the three months ended March 31, 2023 and 2022, respectively)	$1,635,289	$1,261,810

Cost of revenues (including $228,982 and $136,912 from related parties for the three months ended March 31, 2023 and 2022, respectively)	677,367	518,462
Gross profit	957,922	743,348

Operating expenses:
Selling and distribution expenses	13,242	18,155
General and administrative expenses	951,395	527,286

Operating income (loss)	(6,715)	197,907

Other income (expense):
Other income	1,774	6,207
Interest income	31	77
Interest expense	(9,292)	(5,825)
Other income (expense), net	(7,487)	459

Income (loss) before income tax	(14,202)	198,366

Income tax expense	74,974	22,407

Net income (loss)	$(89,176)	$175,959
Less: Net income (loss) attributable to noncontrolling interests	(357)	27,283
Net income (loss) attributable to Fortune Valley Treasures, Inc.	(88,819)	148,676

Other comprehensive income:
Foreign currency translation income	45,472	10,720

Total comprehensive income (loss)	(43,704)	186,679
Less: comprehensive income (loss) attributable to noncontrolling interests	(175)	29,031
Comprehensive income (loss) attributable to Fortune Valley Treasures, Inc.	$(43,529)	$157,648

Earnings (loss) per share
Basic and diluted earnings (loss) per share	$(0.01)	$0.01
Basic and diluted weighted average shares outstanding	15,655,038	15,655,038

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2022	15,655,038	$15,655	$11,061,233	$(180,826)	$(4,504,404)	$108,251	$6,499,909
Net loss	-	-	-	-	(88,819)	(357)	(89,176)
Foreign currency translation adjustment	-	-	-	45,290	-	182	45,472
Balance as of March 31, 2023	15,655,038	$15,655	$11,061,233	$(135,536)	$(4,593,223)	$108,076	$6,456,205

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2021	15,655,038	$15,655	$11,061,233	$544,305	$(2,561,681)	$404,842	$9,464,354
Net income	-	-	-	-	148,676	27,283	175,959
Foreign currency translation adjustment	-	-	-	8,972	-	1,748	10,720
Balance as of March 31, 2022	15,655,038	$15,655	$11,061,233	$553,277	$(2,413,005)	$433,873	$9,651,033

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(89,176)	$175,959
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	64,294	224,423
Non-cash lease expense	34,833	49,712
Allowance for credit losses	276,769	-
Loss on disposal of intangible asset	1,526	-
Changes in operating assets and liabilities
Accounts receivable	(546,350)	785,262
Inventories	64,778	(66,676)
Prepayments and other current assets, net	(53,733)	(446,876)
Due from related parties	-	167
Deposits paid, net	(11,881)	(327,389)
Accounts payable	23,682	(74,504)
Due to related parties	12,199	(112,717)
Customer advances	517	(31,914)
Accrued liabilities	95,903	27,819
Income tax payable	(6,716)	(25,754)
Operating lease obligations	(41,550)	(44,070)
Net cash provided by (used in) operating activities	(174,905)	133,442

Cash flows from investing activity
Acquisition of intangible asset	(702)	-
Net cash used in investing activity	(702)	-

Cash flows from financing activities
Borrowings from a revolving credit line	67,963	-
Repayments to bank loans	(27,062)	-
Repayments to related parties	-	(78,761)
Repayments to a third party	(9,884)	(16,877)
Net cash provided by (used in) financing activities	31,017	(95,638)

Effect of exchange rate changes on cash and cash equivalents	(909)	(10,354)
Net changes in cash and cash equivalents	(145,499)	27,450
Cash and cash equivalents–beginning of the period	165,685	123,163

Cash and cash equivalents–end of the period	$20,186	$150,613

Supplementary cash flow information:
Interest paid	$9,292	$5,825
Income taxes paid	$121,883	$64,784

Non-cash investing and financing activity
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$25,185	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

On April 11, 2018, the Company entered into a share exchange agreement by and among DaXingHuaShang Investment Group Limited (“DIGLS”) and its shareholders: 1.) Yumin Lin, 2.) Gaosheng Group Co., Ltd. and 3.) China Kaipeng Group Co., Ltd. whereby the Company newly issued 15,000,000 shares of its common stock in exchange for all the outstanding shares in DIGLS. This transaction has been accounted for as a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and DIGLS, the legal acquiree, is the accounting acquirer; accordingly, the Company’s historical statement of stockholders’ equity has been retroactively restated to the first period presented.

On March 1, 2019, the Company entered into a sale and purchase agreement (the “SP Agreement”) to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction closed on March 1, 2019. Pursuant to the SP Agreement, the Company issued 5 shares of its common stock to JJGS to acquire 100% of the shares of JJGS for a cost of $150. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interest of Jiujiu (HK) Industry Limited (“JJHK”) and Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”). JJGS, JJHK and JJSZ did not have any material assets or liabilities as of December 31, 2019, and they did not have any substantial operations or active business during the year ended December 31, 2019.

On June 22, 2020, the Company entered into a sale and purchase agreement along with Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., a company incorporated in China and a wholly-owned subsidiary of FVTI (“QHDX”), to acquire 90% of the shares of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in the PRC, from certain shareholders of Xixingdao in exchange for 243,134 shares of the Company’s common stock. The Company obtained the control of Xixingdao on August 31, 2020, the shares were issued on December 28, 2020. Xixingdao became the Company’s subsidiary since August 31, 2020.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of December 31, 2022 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

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

As of March 31, 2023, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	Investment holding	PRC
FVTL	May 31, 2011	QHDX	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYBL”)	November 12, 2020	Xixingdao	Drinking water distribution and delivery	PRC
Dongguan City Fu Xi Drinking Water Company Ltd (“FXWL”)	March 17, 2021	Xixingdao	Drinking water distribution and delivery, sales of alcoholic beverages and water purifier	PRC
Dongguan City Fu Jia Drinking Water Company Ltd (“FJWL”)	March 29, 2021	Xixingdao	Drinking water distribution and delivery, sales of water purifier	PRC
Dongguan City Fu Sheng Drinking Water Company Ltd (“FSWL”)	March 29, 2021	Xixingdao	Drinking water distribution and delivery, sales of water purifier	PRC
Shenzhen Fu Jin Trading Technology Company Ltd (“FJSTL”)	June 7, 2021	Xixingdao	Drinking water distribution and delivery, sales of water purifier	PRC
Dongguan City Fu Li Trading Ltd (“FLTL”)	September 10, 2021	Xixingdao	Drinking water distribution and delivery, sales of water purifier	PRC
Guangdong Fu Gu Supply Chain Group Ltd (“FGGC”)	September 13, 2021	QHDX	Trading of alcoholic beverages	PRC
Dongguan City Fu Zhi Gu Trading Ltd (“FZGTL”)	September 9, 2022	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Chang Fu Trading Ltd (“CFTL”)	September 9, 2022	FVTL	Trading of alcoholic beverages	PRC
Dongguan City La Tong Trading Ltd (“LTTL”)	August 8, 2022	FVTL	Trading of alcoholic beverages	PRC
Dongguan City Kai Fu Trading Ltd (“KFTL”)	September 8, 2022	FVTL	Trading of alcoholic beverages	PRC

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to going concern, allowance of credit losses, allowance of deferred tax asset and uncertain tax position, implicit interest rate of operating leases, useful lives and impairment of long-lived assets, and impairment of goodwill. Actual results may differ from these estimates.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2023	2022
Period-end RMB:US$1 exchange rate	0.14558	0.15770
Period-average RMB:US$1 exchange rate	0.14616	0.15752

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

The Company did not recognize any impairment of long-lived assets during the three months ended March 31, 2023 and 2022.

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

During the three months ended March 31, 2023 and 2022, the Company did not record any impairment of goodwill.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	Three months ended March 31,
	2023	2022
Sales of liquor	$903,720	$630,462
Sales of water	419,620	529,444
Sales of water purifier	253,123	84,740
Others	58,826	17,164
Total	$1,635,289	$1,261,810

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for liquors, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of March 31, 2023 and December 31, 2022, the Company had customer advances of $140,664 and $139,334, respectively. During the three months ended March 31, 2023, the Company recognized $9,786 of customer advances in the opening balance.

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

Recently adopted accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 was further amended in November 2020 by ASU No. 2020-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). As a result, ASC Topic 326, Financial Instruments – Credit Losses is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. This ASU is expected to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2021-08 on January 1, 2023 and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

Prepayments and other current assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Prepayments (including $2,451,765 and $2,255,288 to related parties as of March 31, 2023 and December 31, 2022, respectively)	$3,032,303	$3,001,866
Other current assets	45,314	4,631
Total prepayments and other current assets	3,077,617	3,006,497
Less: Allowance for doubtful accounts (including $1,169,492 and $1,152,427 to related parties as of March 31, 2023 and December 31, 2022, respectively)	(1,254,386)	(1,247,580)
Prepayments and other current assets, net	$1,823,231	$1,758,917

Balance of prepayments represented the advanced payments to suppliers including related party suppliers.

Allowance for doubtful accounts movements is as follows:

	March 31, 2023	December 31, 2022
Beginning balance	$1,247,580	$-
Additions (Deductions) to allowance	(499)	1,284,005
Foreign currency translation adjustment	7,305	(36,425)
Ending balance	$1,254,386	$1,247,580

NOTE 3 – DEPOSITS PAID, NET

Deposits paid consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Deposits paid (including $1,650,128 and $1,628,511 to related parties as of March 31, 2023 and December 31, 2022, respectively)	$2,391,336	$2,365,652
Less: Allowance for doubtful accounts (including $952,257 and $870,066 to related parties as of March 31, 2023 and December 31, 2022, respectively)	(1,527,819)	(1,244,350)
Deposits paid, net	$863,517	$1,121,302

Allowance for doubtful accounts movement is as follows:

	March 31, 2023	December 31, 2022
Beginning balance	$1,244,350	$-
Additions to allowance	277,268	1,280,681
Foreign currency translation adjustment	6,201	(36,331)
Ending balance	$1,527,819	$1,244,350

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Office equipment	$116,520	$116,520
Leasehold improvement	126,386	126,386
Property and equipment	242,906	242,906
Less: Accumulated depreciation	(155,162)	(145,016)
Property and equipment, net	$87,744	$97,890

Depreciation expense, which was included in general and administrative expenses, for the three months ended March 31, 2023 and 2022 was $10,183 and $12,466, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization were as follows:

	March 31, 2023	December 31, 2022
Distribution channel	$3,135,879	$3,117,635
Others	27,151	27,809
Total intangible assets	3,163,030	3,145,444
Less: Accumulated amortization	(1,887,441)	(1,822,875)
Less: Accumulated impairment	(957,215)	(951,643)
Intangible assets, net	$318,374	$370,926

Amortization expense for the three months ended March 31, 2023 and 2022 was $54,111 and $211,957, respectively, included in cost of revenues and general and administrative expenses.

As of March 31, 2023, the future estimated amortization costs for intangible assets are as follows:

Year ending December 31,
2023 (remaining)	$161,697
2024	145,016
2025	5,255
2026	5,255
2027	1,151
Total	$318,374

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of March 31, 2023 and December 31, 2022 are as follows:

		March 31, 2023	December 31, 2022
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director and majority shareholder	$361,026	$389,051
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	931	508
Mr. Huagen Li	Manager of a subsidiary	2,329	2,316
Mr. Guodong Jia	Manager of a subsidiary	3,508	2,342
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	16	16
Mr. Anping Chen	Manager of a subsidiary	2,601	1,290
Mr. Jiangwei Jia	Manager of a subsidiary	5,307	3,678
Mr. Yuwen Li	Vice President	80,068	64,924
Ms. Lihua Li	Manager of a subsidiary	480	-
Shenzhen DaXingHuaShang Industrial Group Ltd. (fka Shenzhen DaXingHuaShang Industry Development Ltd.)	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industrial Group Ltd.	87,350	86,842
Ms. Chunxiang Zhang	Manager of a subsidiary	2,175	998
Mr. Meng Xue	Manager of a subsidiary	6,867	5,449
Ms. Shuqin Chen	Manager of a subsidiary	3,306	1,358
Mr. Zhipeng Zuo	Manager of a subsidiary	-	59
Mr. Deqin Ke	Manager of a subsidiary	728	724
Mr. Aisheng Zhang	Manager of a subsidiary	9,549	2,320
Mr. Zhihua Liao	Manager of a subsidiary	4,789	3,800
		$571,030	$565,675

Revenues generated from related parties during the three months ended March 31, 2023 and 2022 are as follows:

		Three months ended March 31,
		2023	2022
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$146	$241
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director and majority shareholder	-	222
Mr. Zihao Ye	Manager of a subsidiary	-	262
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	14	-
Guangdong Yuexin Jiaotong Construction Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Guangdong Yuexin Jiaotong Construction Co., Ltd.	8,383	-
Dongguan Humen Shuiyan Drinking Water Store	Ms. Shuiyan Li, a shareholder of the Company, is the controlling shareholder of Dongguan Humen Shuiyan Drinking Water Store	18,207	-
		$26,750	$725

Cost of revenues from related parties during the three months ended March 31, 2023 and 2022 is as follows:

		Three months ended March 31,
		2023	2022
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$32,883	$8,178
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	13,743	14,648
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	17,186	9,555
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	1,388	1,082
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	31,470	9,736
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	35,989	46,721
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	68,214	39,765
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	9,450	7,227
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	18,659	-
		$228,982	$136,912

Purchases from related parties during the three months ended March 31, 2023 and 2022 are as follows:

		Three months ended March 31,
		2023	2022
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$36,365	$8,178
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	15,198	14,648
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	19,005	9,555
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	1,535	1,082
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	34,802	9,736
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	35,989	46,721
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	68,215	39,765
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	10,451	7,227
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	18,660	-
		$240,220	$136,912

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand.

Mr. Yuwen Li, the Vice President of the Company, authorized the Company to use trademarks that were owned by him for ten years from October 5, 2019 to October 4, 2029 at no cost.

Also see Note 2, 3, 8 and 9 for more transactions with related parties.

NOTE 7 - INCOME TAXES

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. The U.S. federal income tax rate is 21%.

Seychelles

Under the current laws of the Seychelles, DIGLS and JJGS are registered as an international business company governed by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $255,146), and 16.5% on any part of assessable profits over HK$2,000,000. For the three months ended March 31, 2023 and 2022, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the periods reported.

The PRC

The Company’s subsidiaries are incorporated in the PRC, and are subject to the PRC Enterprise Income Tax Laws (“EIT Laws”) with the statutory income tax rate of 25% with the following exceptions.

On April 2, 2021, the State Taxation Administration issued the notice of the Ministry of Finance and the State Administration of Taxation (“MOF and SAT”) [2021] No.12 to provide an enterprise income tax rate of 2.5% on small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000, approximately $142,209, from January 1, 2021 to December 31, 2022. MOF and SAT [2022] No.13 also provides an enterprise income tax rate of 5% on small-scale and low-profit enterprises whose annual taxable income is more than RMB1,000,000, approximately $142,209, but less than RMB3,000,000, approximately $426,627, from January 1, 2022 to December 31, 2024. The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau. All of the Company’s PRC subsidiaries met the criteria of small-scale and low-profit enterprises, except for Xixingdao, FVT Supply Chain and FLTT.

The components of the income tax provision are as follows:

	Three months ended March 31,
	2023	2022
Current:
– United States of America	$41,444	$-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	33,530	22,407

Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-
Total	$74,974	$22,407

The effective tax rate was -527.9% and 11.3% for the three months ended March 31, 2023 and 2022, respectively.

NOTE 8 - OPERATING LEASES

As of March 31, 2023, the Company has nineteen separate operating lease agreements for three office spaces, one warehouse and fifteen stores in PRC with remaining lease terms of from 4 months to 49 months.

Two of the leases described above were entered with related parties. The operating lease entered with Ms. Qingmei Lin, a related party, is for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027 with the monthly rent expense of RMB10,000 (approximately $1,462). The operating lease agreement entered with Mr. Hongwei Ye, another related party, is for the premises in Dongguan City, PRC. The agreement covers the period from September 27, 2020 to September 30, 2023 with the monthly rent expense of RMB960 (approximately $140).

The components of lease expense and supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations)	Three months ended March 31,
	2023	2022

Related parties	$4,806	$4,726
Non-related parties	33,284	37,773
Total	$38,090	$42,499

Other information for the three months ended	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease obligations	$42,179	$51,477
Weighted average remaining lease term (in years)	2.91	3.66
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of March 31, 2023 are as follows:

Year ending December 31,
2023 (remaining)	$105,231
2024	119,801
2025	104,701
2026	42,953
2027	5,823
Total lease payment	378,509
Less: Imputed interest	(20,693)
Operating lease obligations	$357,816

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

In May 2022, the Company obtained a loan in the principal amount of RMB161,000 (approximately $24,000 when borrowed) from Huaneng Guicheng Trust Co., Ltd. (“Huaneng Guicheng”), which bears interest at 11.34%. The loan is guaranteed by Yumin Lin. The maturity date is on May 21, 2024.

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

In July 2022, the Company obtained a loan in the principal amount of RMB380,000 (approximately $57,000 when borrowed) from Huaneng Guicheng, which bears interest at 12.6%. The loan is guaranteed by Yumin Lin. The maturity date is on July 21, 2024.

In February 2023, the Company obtained a revolving credit line in the principal amount of RMB465,000 (approximately $68,000 when borrowed) from China Construction Bank, which bears interest at 4.00%. The loan is guaranteed by Shuqin Chen, a related party. The maturity date is on February 11, 2024.

The balance of the loans borrowed as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Loans from a trust in PRC	$50,554	$60,049
China Construction Bank	345,762	276,447
WeBank	61,416	77,220
Guangdong Nanyue Bank	57,069	67,375
Aggregate outstanding principal balances	514,801	481,091
Less: current portion	482,409	422,653
Non-current portion	$32,392	$58,438

The total interest expense was $9,292 and $5,825 for the three months ended March 31, 2023 and 2022, respectively.

Future minimum loan payments as of March 31, 2023 are as follows:

Year ending December 31,
2023 (remaining)	$388,325
2024	126,476
Thereafter	-
Total	$514,801

NOTE 10 - SUBSEQUENT EVENTS

In April 2023, the Company obtained two bank loans in the principal amount of RMB224,000 (approximately $33,000 when borrowed) and RMB96,000 (approximately $14,000 when borrowed) from Bank of Ningbo and WeBank, respectively. Both loans bear interest at 12.24% with the maturity date on April 7, 2025 and are guaranteed by Falan Zhou, a manager of subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 31, 2023 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

During the three months ended March 31, 2023, the Company conducted its business in one revenue stream: product sales – liquor, water, water purifier and other F&B products.

Results of Operations

Three months ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022	Change
Net revenues	$1,635,289	$1,261,810	$373,479
Cost of revenues	(677,367)	(518,462)	(158,905)
Gross profit	957,922	743,348	214,574
Operating expense	(964,637)	(545,441)	(419,196)
Interest income	31	77	(46)
Other income	1,774	6,207	(4,433)
Interest expense	(9,292)	(5,825)	(3,467)
Income taxes	(74,974)	(22,407)	(52,567)
Net income (loss)	(89,176)	175,959	(265,135)
Net income (loss) attributable to noncontrolling interests	(357)	27,283	(27,640)
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$(88,819)	$148,676	$(237,495)

Net Revenues

Net revenues were $1,635,289 for the three months ended March 31, 2023, reflecting an increase of $373,479, or 30%, from $1,261,810 for the three months ended March 31, 2022. The increase in net revenues was mainly as a result of the improved market condition with less impact from COVID-19 than the same period of the prior year.

Cost of Revenues

Cost of revenues was $677,367 for the three months ended March 31, 2023, reflecting an increase of $158,905, or 31%, from $518,462 for the three months ended March 31, 2022. The increase in cost of revenue was due to the higher product sales volume in line with our revenue increase.

Gross Profit

Gross profit was $957,922 and $743,348 for the three months ended March 31, 2023 and 2022, respectively, reflecting an increase of $214,574, or 29%. The increase in gross profit was due to the increase in the net revenues.

Operating Expenses

Operating expenses were $964,637 for the three months ended March 31, 2023, reflecting an increase of $419,196, or 77%, from $545,441 for the three months ended March 31, 2022. The increase in operating expenses was mainly due to the increase in professional service fees and credit loss expenses.

Net Income (loss)

For the three months ended March 31, 2023, our net loss was $89,176, compared to a net income of $175,959 for the three months ended March 31, 2022. The increase in net loss was a result of the factors described above.

Net income (loss) attributable to noncontrolling interests

The Company records net income (loss) attributable to noncontrolling interests in the unaudited condensed consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended March 31, 2023 and 2022, the Company recorded a net loss attributable to noncontrolling interests of $357 and a net income attributable to noncontrolling interests of $27,283, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2023	December 31, 2022	Change
Total current assets	$7,298,541	$6,871,091	$427,450
Total current liabilities	2,667,681	2,484,582	183,099
Working capital	$4,630,860	$4,386,509	$244,351

As of March 31, 2023, we had working capital of $4,630,860, as compared to working capital of $4,386,509 as of December 31, 2022. We had total current assets of $7,298,541, consisting of cash and cash equivalents of $20,186, inventories of $85,272, prepayments and other current assets of $1,823,231, accounts receivable of $5,369,852 compared to total current assets of $6,871,091 as of December 31, 2022. The increase in total current assets was mainly due to the increase in accounts receivable and offset by the decrease in cash and cash equivalents. We had current liabilities of $2,667,681, consisting of operating lease obligations of $123,861, accounts payable of $716,443, accrued liabilities of $600,857, bank and other borrowing - current of $482,409, customer advances of $140,664, income tax payable of $32,417 and due to related parties of $571,030. The increase in total current liabilities was mainly due to the increase in accrued liabilities and the current portion of bank and other borrowings.

Our cash and cash equivalents balance decreased to $20,186 as of March 31, 2023, from $165,685 as of December 31, 2022. We estimate the Company currently has sufficient working capital to support its daily operations for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase working capital and improve liquidity.

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

Cash Flows

	Three months ended March 31,
	2023	2022	Change
Cash Flows provided by (used in) Operating Activities	$(174,905)	$133,442	$(308,347)
Cash Flows used in Investing Activity	(702)	-	(702)
Cash Flows provided by (used in) Financing Activities	31,017	(95,638)	126,655
Effect of exchange rate changes	(909)	(10,354)	9,445
Net Changes in Cash and Cash Equivalents	$(145,499)	$27,450	$(172,949)

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $174,905, as compared to the amount of $133,442 provided by operating activities for the three months ended March 31, 2022, reflecting a decrease of $308,347. The cash used in operating activities during the three months ended March 31, 2023 was mainly resulted from the increase in accounts receivable of $546,350, offset by the allowance for credit losses of $276,769 and the increase in accrued liabilities of $95,903.

Cash Flow from Investing Activity

Net cash used in investing activity was $702 for the three months ended March 31, 2023, compared to net cash used in investing activity of $nil for the three months ended March 31, 2022.

Cash Flow from Financing Activities

Net cash provided by financing activities was $31,017 for the three months ended March 31, 2023, compared to net cash used in financing activities of $95,638 for the three months ended March 31, 2022. The cash provided by financing activities for the three months ended March 31, 2023 was mainly resulted from the net proceeds from proceeds from a revolving credit line of $67,963, offset by the repayments to bank loans of $27,062 and the repayments to a third party of $9,884.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported and disclosed in our financial statements and the accompanying notes. Actual results could differ materially from these estimates under different assumptions or conditions. We identified no critical accounting estimates in the current period.

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we consider our critical accounting policies to be those related to revenue recognition, allowance of doubtful accounts and impairment of intangible assets and goodwill. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Related Party Transactions

As of March 31, 2023 and December 31, 2022, the Company had accounts receivable from related parties in amounts of $122,741 and $146,087, prepayments to related parties in the amounts of $1,282,273 and $1,102,861, deposits to related parties in the amounts of $697,871 and $758,445, and accounts payable to related parties in amounts of $99,454 and $80,426, respectively.

As of March 31, 2023 and December 31, 2022, the Company had outstanding payables due to its related parties in the amounts of $571,030 and $565,675, respectively, which mainly consisted of borrowings for working capital purpose. The balances were unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2023 and 2022, the Company sold products to its related parties in the amounts of $26,750 and $725, respectively, purchased goods from its related parties in the amounts of $240,220 and $136,912, and incurred cost of revenues from related parties in the amounts of $228,982 and $136,912, respectively.

During the three months ended March 31, 2023 and 2022, the rental expenses to related parties were $4,806 and $4,726, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2023, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2023. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of March 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

●	We have increased our personnel resources and technical accounting expertise within the accounting function and intend to hire one or more additional personnel for the function due to turnover.

●	We plan to test our updated controls and remediate our deficiencies in the year 2023.

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

Fortune Valley Treasures, Inc.

Date: May 15, 2023	By:	/s/ Yumin Lin
Yumin Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Kaihong Lin
Kaihong Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)

