Form 10-Q
period 2023-06-30
Fortune Valley Treasures, Inc.
filed 2023-08-14
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Yes ☐ No ☒

As of August 14, 2023, there were 15,655,038 shares, par value $0.001, of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$75,950	$165,685
Accounts receivable, net (including $72,372 and $146,087 from related parties as of June 30, 2023 and December 31, 2022, respectively)	5,101,721	4,797,564
Inventories	76,795	148,925
Prepayments and other current assets, net (including $1,162,622 and $1,102,861 to related parties as of June 30, 2023 and December 31, 2022, respectively)	1,537,639	1,758,917
Total current assets	6,792,105	6,871,091

Non-current assets
Deposits paid, net (including $573,584 and $758,445 to related parties as of June 30, 2023 and December 31, 2022, respectively)	673,561	1,121,302
Property and equipment, net	112,461	97,890
Operating lease right-of-use assets	244,027	297,232
Operating lease right-of-use assets, related parties	65,242	75,300
Intangible assets, net	252,148	370,926
Goodwill	435,562	454,201
Total Assets	$8,575,106	$9,287,942

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations – current	$112,632	$110,201
Operating lease obligations, related parties - current	12,625	16,629
Accounts payable (including $107,454 and $80,426 to related parties as of June 30, 2023 and December 31, 2022, respectively)	692,035	688,822
Accrued liabilities	553,026	502,389
Bank and other borrowings - current	483,233	422,653
Income tax payable	20,116	38,879
Customer advances	116,769	139,334
Due to related parties	748,543	565,675
Total current liabilities	2,738,979	2,484,582

Non-current liabilities
Operating lease obligations – non-current	155,593	189,957
Operating lease obligations, related parties – non-current	45,235	55,056
Bank and other borrowings	46,356	58,438
Total Liabilities	2,986,163	2,788,033

Stockholders’ Equity
Common stock (150,000,000 shares authorized, 15,655,038 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	15,655	15,655
Additional paid-in capital	11,061,233	11,061,233
Accumulated deficit and statutory reserves	(4,980,048)	(4,504,404)
Accumulated other comprehensive loss	(516,590)	(180,826)
Total Fortune Valley Treasures, Inc. stockholders’ equity	5,580,250	6,391,658
Noncontrolling interests	8,693	108,251
Total Stockholders’ Equity	5,588,943	6,499,909

Total Liabilities and Stockholders’ Equity	$8,575,106	$9,287,942

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022

Net revenues (including $42,848 and $40,770 from related parties for the three months ended June 30, 2023 and 2022, respectively; $69,598 and $41,495 from related parties for the six months ended June 30, 2023 and 2022, respectively)	$1,272,597	$2,336,459	$2,907,886	$3,598,269

Cost of revenues (including $133,114 and $249,468 from related parties for the three months ended June 30, 2023 and 2022, respectively; $362,096 and $386,380 from related parties for the six months ended June 30, 2023 and 2022, respectively)	652,798	1,099,523	1,330,165	1,617,985
Gross profit	619,799	1,236,936	1,577,721	1,980,284

Operating expenses:
Selling and distribution expenses	13,016	15,929	26,258	34,084
General and administrative expenses	1,027,572	347,657	1,978,967	874,943

Operating income (loss)	(420,789)	873,350	(427,504)	1,071,257

Other income (expense):
Other income	6,436	1,995	8,210	8,202
Interest income	16	16	47	93
Interest expense	(8,964)	(4,864)	(18,256)	(10,689)
Other expense, net	(2,512)	(2,853)	(9,999)	(2,394)

Income (loss) before income tax	(423,301)	870,497	(437,503)	1,068,863

Income tax expense	21,528	81,514	96,502	103,921

Net income (loss)	$(444,829)	$788,983	$(534,005)	$964,942
Less: Net income (loss) attributable to noncontrolling interests	(58,004)	41,250	(58,361)	68,533
Net income (loss) attributable to Fortune Valley Treasures, Inc.	(386,825)	747,733	(475,644)	896,409

Other comprehensive income:
Foreign currency translation loss	(422,433)	(602,321)	(376,961)	(591,601)

Total comprehensive income (loss)	(867,262)	186,662	(910,966)	373,341
Less: comprehensive income (loss) attributable to noncontrolling interests	(99,383)	(4,305)	(99,558)	24,726
Comprehensive income (loss) attributable to Fortune Valley Treasures, Inc.	$(767,879)	$190,967	$(811,408)	$348,615

Earnings (loss) per share
Basic and diluted earnings (loss) per share	$(0.02)	$0.05	$(0.03)	$0.06
Basic and diluted weighted average shares outstanding	$15,655,038	$15,655,038	$15,655,038	$15,655,038

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2022	15,655,038	$15,655	$11,061,233	$(180,826)	$(4,504,404)	$108,251	$6,499,909
Net loss	-	-	-	-	(88,819)	(357)	(89,176)
Foreign currency translation adjustment	-	-	-	45,290	-	182	45,472
Balance as of March 31, 2023	15,655,038	$15,655	$11,061,233	$(135,536)	$(4,593,223)	$108,076	$6,456,205
Net loss	-	-	-	-	(386,825)	(58,004)	(444,829)
Foreign currency translation adjustment	-	-	-	(381,054)	-	(41,379)	(422,433)
Balance as of June 30, 2023	15,655,038	$15,655	$11,061,233	$(516,590)	$(4,980,048)	$8,693	$5,588,943

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2021	15,655,038	$15,655	$11,061,233	$544,305	$(2,561,681)	$404,842	$9,464,354
Net income	-	-	-	-	148,676	27,283	175,959
Foreign currency translation adjustment	-	-	-	8,972	-	1,748	10,720
Balance as of March 31, 2022	15,655,038	$15,655	$11,061,233	$553,277	$(2,413,005)	$433,873	$9,651,033
Net income	-	-	-	-	747,733	41250	788,983
Foreign currency translation adjustment	-	-	-	(556,766)	-	(45,555)	(602,321)
Balance as of June 30, 2022	15,655,038	$15,655	$11,061,233	$(3,489)	$(1,665,272)	$429,568	$9,837,695

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(534,005)	$964,942
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	124,680	433,417
Non-cash lease expense	91,369	85,628
Allowance for credit losses	960,144	-
Loss on disposal of intangible asset	1,855	-
Changes in operating assets and liabilities
Accounts receivable, net	(896,403)	(185,856)
Inventories	68,723	(64,826)
Prepayments and other current assets, net	232	(385,553)
Due from related parties	-	25,887
Deposits paid, net	(12,080)	(583,325)
Accounts payable	32,763	(37,455)
Due to related parties	111,324	(122,702)
Customer advances	(17,538)	(110,633)
Accrued liabilities	74,167	56,060
Income tax payable	(17,871)	19,354
Operating lease obligations	(73,176)	(77,497)
Net cash provided by (used in) operating activities	(85,816)	17,441

Cash flows from investing activities
Acquisition of property and equipment	(4,786)	-
Acquisition of intangible asset	(702)	-
Net cash used in investing activities	(5,488)	-

Cash flows from financing activities
Borrowings from and repayments to revolving credit lines, net	7,224	148,606
Borrowings from bank loans	113,418	10,352
Borrowings from a third party	-	24,154
Repayments to related parties	-	(154,510)
Repayments to bank loans	(58,299)	(11,763)
Repayments to a third party	(19,541)	(66,379)
Net cash provided by (used in) financing activities	42,802	(49,540)

Effect of exchange rate changes on cash and cash equivalents	(41,233)	(5,738)
Net changes in cash and cash equivalents	(89,735)	(37,837)
Cash and cash equivalents–beginning of the period	165,685	123,163

Cash and cash equivalents–end of the period	$75,950	$85,326

Supplementary cash flow information:
Interest paid	$18,378	$10,191
Income taxes paid	$152,140	$86,546

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$-	$38,627
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$39,797	$-
Liabilities assumed in connection with purchase of property and equipment	$28,234	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of December 31, 2022 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

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

As of June 30, 2023, details of the Company’s major subsidiaries were as follows:

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2023	2022
Period-end RMB:US$1 exchange rate	0.13880	0.14927
Period-average RMB:US$1 exchange rate	0.14448	0.15451

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

The Company did not recognize any impairment of long-lived assets during the six months ended June 30, 2023 and 2022.

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

During the six months ended June 30, 2023 and 2022, the Company did not record any impairment of goodwill.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales of liquor	$878,952	$1,203,484	$1,782,672	$1,833,946
Sales of water	213,582	808,648	633,202	1,338,092
Sales of water purifier	114,714	310,807	367,837	395,548
Others	65,349	13,520	124,175	30,683
Total	$1,272,597	$2,336,459	$2,907,886	$3,598,269

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for liquors, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of June 30, 2023 and December 31, 2022, the Company had customer advances of $116,769 and $139,334, respectively. During the six months ended June 30, 2023, the Company recognized $24,707 of customer advances in the opening balance.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accounts receivable (including $73,096 and $nil to related parties as of June 30, 2023 and December 31, 2022, respectively)	$5,461,870	$4,797,564
Less: Doubtful allowance (including $724 and $nil to related parties as of June 30, 2023 and December 31, 2022, respectively)	(360,149)	-
Accounts receivable, net	$5,101,721	$4,797,564

Allowance for doubtful accounts movement is as follows:

	June 30, 2023	December 31, 2022
Beginning balance	$-	$-
Additions to allowance	374,894	-
Foreign currency translation adjustment	(14,745)	-
Ending balance	$360,149	$-

NOTE 3 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

Prepayments and other current assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Prepayments (including $2,394,062 and $2,255,288 to related parties as of June 30, 2023 and December 31, 2022, respectively)	$2,875,927	$3,001,866
Other current assets	6,995	4,631
Total prepayments and other current assets	2,882,922	3,006,497
Less: Allowance for doubtful accounts (including $1,231,440 and $1,152,427 to related parties as of June 30, 2023 and December 31, 2022, respectively)	(1,345,283)	(1,247,580)
Prepayments and other current assets, net	$1,537,639	$1,758,917

Balance of prepayments represented the advanced payments to suppliers including related party suppliers.

Allowance for doubtful accounts movements is as follows:

	June 30, 2023	December 31, 2022
Beginning balance	$1,247,580	$-
Additions to allowance	154,985	1,284,005
Foreign currency translation adjustment	(57,282)	(36,425)
Ending balance	$1,345,283	$1,247,580

NOTE 4 – DEPOSITS PAID, NET

Deposits paid consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Deposits paid (including $1,573,209 and $1,628,511 to related parties as of June 30, 2023 and December 31, 2022, respectively)	$2,280,196	$2,365,652
Less: Allowance for doubtful accounts (including $999,625 and $870,066 to related parties as of June 30, 2023 and December 31, 2022, respectively)	(1,606,635)	(1,244,350)
Deposits paid, net	$673,561	$1,121,302

Allowance for doubtful accounts movement is as follows:

	June 30, 2023	December 31, 2022
Beginning balance	$1,244,350	$-
Additions to allowance	430,265	1,280,681
Foreign currency translation adjustment	(67,980)	(36,331)
Ending balance	$1,606,635	$1,244,350

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Office equipment	$116,520	$116,520
Leasehold improvement	126,386	126,386
Vehicle	31,910	-
Property and equipment	274,816	242,906
Less: Accumulated depreciation	(162,355)	(145,016)
Property and equipment, net	$112,461	$97,890

Depreciation expense, which was included in general and administrative expenses, for the six months ended June 30, 2023 and 2022 was $18,046 and $15,647, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization were as follows:

	June 30, 2023	December 31, 2022
Distribution channel	$2,989,709	$3,117,635
Others	25,553	27,809
Total intangible assets	3,015,262	3,145,444
Less: Accumulated amortization	(1,850,517)	(1,822,875)
Less: Accumulated impairment	(912,597)	(951,643)
Intangible assets, net	$252,148	$370,926

Amortization expense for the six months ended June 30, 2023 and 2022 was $106,634 and $417,770, respectively, included in cost of revenues and general and administrative expenses.

As of June 30, 2023, the future estimated amortization costs for intangible assets are as follows:

Year ending December 31,
2023 (remaining)	$102,773
2024	138,256
2025	5,010
2026	5,010
2027	1,099
Total	$252,148

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of June 30, 2023 and December 31, 2022 are as follows:

		June 30, 2023	December 31, 2022
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director and majority shareholder	$517,426	$389,051
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	1,287	508
Mr. Huagen Li	Manager of a subsidiary	2,221	2,316
Mr. Guodong Jia	Manager of a subsidiary	4,462	2,342
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	15	16
Mr. Anping Chen	Manager of a subsidiary	5,424	1,290
Mr. Jiangwei Jia	Manager of a subsidiary	6,497	3,678
Mr. Yuwen Li	Vice President	69,925	64,924
Ms. Lihua Li	Manager of a subsidiary	3,376	-
Shenzhen DaXingHuaShang Industrial Group Ltd. (fka Shenzhen DaXingHuaShang Industry Development Ltd.)	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industrial Group Ltd.	83,279	86,842
Ms. Chunxiang Zhang	Manager of a subsidiary	3,168	998
Mr. Meng Xue	Manager of a subsidiary	7,359	5,449
Ms. Shuqin Chen	Manager of a subsidiary	5,400	1,358
Mr. Zhipeng Zuo	Manager of a subsidiary	16,762	59
Mr. Deqin Ke	Manager of a subsidiary	-	724
Mr. Aisheng Zhang	Manager of a subsidiary	15,982	2,320
Mr. Zhihua Liao	Manager of a subsidiary	5,960	3,800
		$748,543	$565,675

Revenues generated from related parties during the six months ended June 30, 2023 and 2022 are as follows:

		Six months ended June 30,
		2023	2022
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$278	$652
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director and majority shareholder	-	438
Mr. Zihao Ye	Manager of a subsidiary	-	262
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	14	-
Dongguan Huanhai Trading Co., Ltd.	Mr. Hongwei Ye, a shareholder of the Company and a manager of a subsidiary, is the controlling shareholder of Dongguan Huanhai Trading Co., Ltd.	10,886	13,553
Guangdong Yuexin Jiaotong Construction Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Guangdong Yuexin Jiaotong Construction Co., Ltd.	10,578	7,581
Dongguan City Hualianguan Chemical Co., Ltd.	Mr. Hongwei Ye, a shareholder of the Company and a manager of a subsidiary, is the controlling shareholder of Dongguan City Hualianguan Chemical Co., Ltd.	14,808	19,009
Dongguan Humen Shuiyan Drinking Water Store	Ms. Shuiyan Li, a shareholder of the Company, is the controlling shareholder of Dongguan Humen Shuiyan Drinking Water Store	33,034	-
		$69,598	$41,495

Cost of revenues from related parties during the six months ended June 30, 2023 and 2022 is as follows:

		Six months ended June 30,
		2023	2022
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$57,509	$15,899
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	23,614	43,759
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	23,433	33,836
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	2,934	1,475
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	52,324	34,519
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	56,704	64,639
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	90,355	64,565
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	11,473	16,312
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	43,750	111,376
		$362,096	$386,380

Purchases from related parties during the six months ended June 30, 2023 and 2022 are as follows:

		Six months ended June 30,
		2023	2022
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$61,259	$19,406
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	25,221	56,842
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	25,416	37,266
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	3,124	1,659
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	55,999	33,634
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	56,965	66,220
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	90,430	69,407
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	12,522	16,374
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	43,750	48,579
		$374,686	$349,387

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand.

Mr. Yuwen Li, the Vice President of the Company, authorized the Company to use trademarks that were owned by him for ten years from October 5, 2019 to October 4, 2029 at no cost.

Also see Note 2, 3, 4, 9 and 10 for more transactions with related parties.

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $255,112), and 16.5% on any part of assessable profits over HK$2,000,000. For the six months ended June 30, 2023 and 2022, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the periods reported.

The PRC

The Company’s subsidiaries are incorporated in the PRC, and are subject to the PRC Enterprise Income Tax Laws (“EIT Laws”) with the statutory income tax rate of 25% with the following exceptions.

On April 2, 2021, the State Taxation Administration issued the notice of the Ministry of Finance and the State Administration of Taxation (“MOF and SAT”) [2021] No.12 to provide an enterprise income tax rate of 2.5% on small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000, approximately $142,209, from January 1, 2021 to December 31, 2022. MOF and SAT [2022] No.13 also provides an enterprise income tax rate of 5% on small-scale and low-profit enterprises whose annual taxable income is more than RMB1,000,000, approximately $144,482, but less than RMB3,000,000, approximately $433,445, from January 1, 2022 to December 31, 2024. The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau. All of the Company’s PRC subsidiaries met the criteria of small-scale and low-profit enterprises, except for Xixingdao, FVT Supply Chain and FLTT.

The components of the income tax provision are as follows:

	Six months ended June 30,
	2023	2022
Current:
– United States of America	$41,444	$45,562
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	55,058	58,359

Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-
Total	$96,502	$103,921

The effective tax rate was -22.1% and 9.7% for the six months ended June 30, 2023 and 2022, respectively.

NOTE 9 - OPERATING LEASES

As of June 30, 2023, the Company has nineteen separate operating lease agreements for three office spaces, one warehouse and fifteen stores in PRC with remaining lease terms of from 1 month to 46 months.

Two of the leases described above were entered with related parties. The operating lease entered with Ms. Qingmei Lin, a related party, is for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027 with the monthly rent expense of RMB10,000 (approximately $1,445). The operating lease agreement entered with Mr. Hongwei Ye, another related party, is for the premises in Dongguan City, PRC. The agreement covers the period from September 27, 2020 to September 30, 2023 with the monthly rent expense of RMB960 (approximately $138).

The components of lease expense and supplemental cash flow information related to leases for the six months ended June 30, 2023 and 2022 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations)	Six months ended June 30,
	2023	2022

Related parties	$9,501	$11,347
Non-related parties	63,683	74,009
Total	$73,184	$85,356

Other information for the six months ended	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease obligations	$77,612	$78,215
Weighted average remaining lease term (in years)	2.72	3.55
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of June 30, 2023 are as follows:

Year ending December 31,
2023 (remaining)	$65,998
2024	121,342
2025	103,943
2026	40,951
2027	5,552
Total lease payment	337,786
Less: Imputed interest	(11,701)
Operating lease obligations	$326,085

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

In May 2022, the Company obtained a revolving credit line in the principal amount of RMB1,000,000 (approximately $149,000 when borrowed) from China Construction Bank, which bears interest at 4.45%. The credit line is guaranteed by Xiulan Zhou, a related party. The credit line was fully repaid on the maturity date of May 26, 2023.

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

In April 2023, the Company obtained two bank loans in the principal amount of RMB224,000 (approximately $31,000 when borrowed) and RMB96,000 (approximately $13,000 when borrowed) from Bank of Ningbo and WeBank, respectively, which bear interest at 12.24%. The loans are guaranteed by Falan Zhou, a manager of subsidiaries. The maturity date is on April 7, 2025.

In April 2023, the Company obtained a mortgage loan in the principal amount of RMB195,415 (approximately $27,000 when borrowed) from WeBank, which bears interest at 6.54%. The loan is pledged by a vehicle of the Company. The maturity date is on April 10, 2028.

In May 2023, the Company obtained a revolving credit line in the principal amount of RMB1,050,000 (approximately $146,000 when borrowed), with Yumin Lin as a co-borrower, from China Construction Bank, which bears interest at 4.20%. The maturity date is on May 26, 2024.

The balance of the loans borrowed as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Loans from a trust in PRC	$38,810	$60,049
China Construction Bank	336,585	276,447
WeBank	81,488	77,220
Guangdong Nanyue Bank	44,207	67,375
Bank of Ningbo	28,499	-
Aggregate outstanding principal balances	529,589	481,091
Less: current portion	483,233	422,653
Non-current portion	$46,356	$58,438

The total interest expense was $18,256 and $10,689 for the six months ended June 30, 2023 and 2022, respectively.

Future minimum loan payments as of June 30, 2023 are as follows:

Year ending December 31,
2023 (remaining)	$210,155
2024	293,951
2025	12,826
2026	5,425
2027	5,425
Thereafter	1,807
Total	$529,589

NOTE 11 - SUBSEQUENT EVENTS

In July 2023, the Company obtained a bank loan in the principal amount of RMB817,000 (approximately $114,000 when borrowed) from China Construction Bank, which bears interest at 3.85% with the maturity date on July 22, 2024.

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

During the six months ended June 30, 2023, the Company conducted its business in one revenue stream: product sales – liquor, water, water purifier and other F&B products.

Results of Operations

Three months ended June 30, 2023 and 2022

	Three months ended June 30,
	2023	2022	Change
Net revenues	$1,272,597	$2,336,459	$(1,063,862)
Cost of revenues	(652,798)	(1,099,523)	446,725
Gross profit	619,799	1,236,936	(617,137)
Operating expense	(1,040,588)	(363,586)	(677,002)
Other income	6,436	1,995	4,441
Interest income	16	16	-
Interest expense	(8,964)	(4,864)	(4,100)
Income taxes	(21,528)	(81,514)	59,986
Net income (loss)	(444,829)	788,983	(1,233,812)
Net income (loss) attributable to noncontrolling interests	(58,004)	41,250	(99,254)
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$(386,825)	$747,733	$(1,134,558)

Six months ended June 30, 2023 and 2022

	Six months ended June 30,
	2023	2022	Change
Net revenues	$2,907,886	$3,598,269	$(690,383)
Cost of revenues	(1,330,165)	(1,617,985)	287,820
Gross profit	1,577,721	1,980,284	(402,563)
Operating expense	(2,005,225)	(909,027)	(1,096,198)
Other income	8,210	8,202	8
Interest income	47	93	(46)
Interest expense	(18,256)	(10,689)	(7,567)
Income taxes	(96,502)	(103,921)	7,419
Net income (loss)	(534,005)	964,942	(1,498,947)
Net income (loss) attributable to noncontrolling interests	(58,361)	68,533	(126,894)
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$(475,644)	$896,409	$(1,372,053)

Net Revenues

Net revenues were $1,272,597 for the three months ended June 30, 2023, reflecting a decrease of $1,063,862, or 46%, from $2,336,459 for the three months ended June 30, 2022. The decrease in net revenues was mainly due to the lower product sales volume than the same period of the prior year and to a lesser extent, the lower unit sales prices of wine products. The decrease in product sales was resulted from a decline in market demand resulting from the sluggish economic environment and slow recovery in China’s economy as compared to the same period of the prior year. And in order to attract new customers, the Company has lowered the unit sales prices of wine products beginning in April 2023.

Net revenues were $2,907,886 for the six months ended June 30, 2023, reflecting a decrease of $690,383, or 19%, from $3,598,269 for the six months ended June 30, 2022. The decrease in net revenues was mainly due to the lower product sales volume than the same period of the prior year and to a lesser extent, the lower unit sales prices of wine products. The decrease in product sales reflected a decline in market demand resulting from the sluggish economic environment and slow recovery in China’s economy as compared to the same period of the prior year. And in order to attract new customers, the Company has lowered the unit sales prices of wine products since April 2023.

Cost of Revenues

Cost of revenues was $652,798 for the three months ended June 30, 2023, reflecting a decrease of $446,725, or 41%, from $1,099,523 for the three months ended June 30, 2022. The decrease in cost of revenues was due to the lower product sales volume in line with our revenue decrease.

Cost of revenues was $1,330,165 for the six months ended June 30, 2023, reflecting a decrease of $287,820, or 18%, from $1,617,985 for the six months ended June 30, 2022. The decrease in cost of revenues was due to the lower product sales volume in line with our revenue decrease.

Gross Profit

Gross profit was $619,799 and $1,236,936 for the three months ended June 30, 2023 and 2022, respectively, reflecting a decrease of $617,137, or 50%. The decrease in gross profit was due to the decrease in the net revenues.

Gross profit was $1,577,721 and $1,980,284 for the six months ended June 30, 2023 and 2022, respectively, reflecting a decrease of $402,563, or 20%. The decrease in gross profit was due to the decrease in the net revenues.

Operating Expenses

Operating expenses were $1,040,588 for the three months ended June 30, 2023, reflecting an increase of $677,002, or 186%, from $363,586 for the three months ended June 30, 2022. The increase in operating expenses was mainly due to the increase in professional service fees and credit loss expenses.

Operating expenses were $2,005,225 for the six months ended June 30, 2023, reflecting an increase of $1,096,198, or 121%, from $909,027 for the six months ended June 30, 2022. The increase in operating expenses was mainly due to the increase in professional service fees and credit loss expenses.

Net Income (loss)

For the three months ended June 30, 2023, our net loss was $444,829, compared to a net income of $788,983 for the three months ended June 30, 2022. The decrease in net income was a result of the factors described above.

For the six months ended June 30, 2023, our net loss was $534,005, compared to a net income of $964,942 for the six months ended June 30, 2022. The decrease in net income was a result of the factors described above.

Net income (loss) attributable to noncontrolling interests

The Company records net income (loss) attributable to noncontrolling interests in the unaudited condensed consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended June 30, 2023 and 2022, the Company recorded a net loss attributable to noncontrolling interests of $58,004 and a net income attributable to noncontrolling interests of $41,250, respectively.

For the six months ended June 30, 2023 and 2022, the Company recorded a net loss attributable to noncontrolling interests of $58,361 and a net income attributable to noncontrolling interests of $68,533, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2023	December 31, 2022	Change
Total current assets	$6,792,105	$6,871,091	$(78,986)
Total current liabilities	2,738,979	2,484,582	254,397
Working capital	$4,053,126	$4,386,509	$(333,383)

As of June 30, 2023, we had working capital of $4,053,126, as compared to working capital of $4,386,509 as of December 31, 2022. We had total current assets of $6,792,105, consisting of cash and cash equivalents of $75,950, inventories of $76,795, prepayments and other current assets of $1,537,639, accounts receivable of $5,101,721 compared to total current assets of $6,871,091 as of December 31, 2022. The decrease in total current assets was mainly due to the decrease in prepayments and other current assets, inventories and cash and cash equivalents, and offset by the increase in accounts receivable. We had current liabilities of $2,738,979, consisting of operating lease obligations of $125,257, accounts payable of $692,035, accrued liabilities of $553,026, bank and other borrowing - current of $483,233, customer advances of $116,769, income tax payable of $20,116 and due to related parties of $748,543. The increase in total current liabilities was mainly due to the increase in the current portion of bank and other borrowings, and the amount due to related parties.

Our cash and cash equivalents balance decreased to $75,950 as of June 30, 2023, from $165,685 as of December 31, 2022. We estimate the Company currently has sufficient working capital to support its daily operations for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase working capital and improve liquidity.

Despite the positive working capital of the Company, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

Cash Flows

	Six months ended June 30,
	2023	2022	Change
Cash Flows provided by (used in) Operating Activities	$(85,816)	$17,441	$(103,257)
Cash Flows used in Investing Activities	(5,488)	-	(5,488)
Cash Flows provided by (used in) Financing Activities	42,802	(49,540)	92,342
Effect of exchange rate changes	(41,233)	(5,738)	(35,495)
Net Changes in Cash and Cash Equivalents	$(89,735)	$(37,837)	$(51,898)

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $85,816, as compared to the amount of $17,441 provided by operating activities for the six months ended June 30, 2022, reflecting a decrease of $103,257. The cash used in operating activities during the six months ended June 30, 2023 was mainly resulted from the net loss of $534,005, the increase in accounts receivable of $896,403, and offset by the allowance for credit losses of $960,144, depreciation and amortization expense of $124,680, non-cash lease expense of $91,369 and the increase in due to related parties of $111,324 and accrued liabilities of $74,167.

Cash Flow from Investing Activities

Net cash used in investing activities was $5,488 for the six months ended June 30, 2023, compared to net cash used in investing activities of $nil for the six months ended June 30, 2022. The cash used in investing activities during the six months ended June 30, 2023 was mainly for the purchase of a vehicle in April 2023 for daily operating use.

Cash Flow from Financing Activities

Net cash provided by financing activities was $42,802 for the six months ended June 30, 2023, compared to net cash used in financing activities of $49,540 for the six months ended June 30, 2022. The cash provided by financing activities for the six months ended June 30, 2023 was mainly resulted from the net proceeds from bank loans of $113,418, and offset by the net repayments to bank loans of $58,299.

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

Related Party Transactions

As of June 30, 2023 and December 31, 2022, the Company had accounts receivable from related parties in the amounts of $72,372 and $146,087, prepayments to related parties in the amounts of $1,162,622 and $1,102,861, deposits to related parties in the amounts of $573,584 and $758,445, and accounts payable to related parties in amounts of $107,454 and $80,426, respectively.

As of June 30, 2023 and December 31, 2022, the Company had outstanding payables due to its related parties in the amounts of $748,543 and $565,675, respectively, which mainly consisted of borrowings for working capital purpose. The balances were unsecured, non-interest bearing and due on demand.

During the six months ended June 30, 2023 and 2022, the Company sold products to its related parties in the amounts of $69,598 and $41,495, respectively, purchased goods from its related parties in the amounts of $374,686 and $349,387, and incurred the costs of revenues from related parties in the amounts of $362,096 and $386,380, respectively.

During the six months ended June 30, 2023 and 2022, the rental expenses to related parties were $9,501 and $11,347, respectively.

Our related parties are primarily those who are significantly influenced by the Company based on our common business relationships. Refer to Note 7 to the unaudited condensed consolidated financial statements for additional details regarding the related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2023, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2023. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of June 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Fortune Valley Treasures, Inc.

Date: August 14, 2023	By:	/s/ Yumin Lin
Yumin Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Kaihong Lin
Kaihong Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)

