Form 10-Q
period 2023-09-30
Fortune Valley Treasures, Inc.
filed 2023-11-13
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Yes ☐ No ☒

As of November 13, 2023, there were 15,655,038 shares, par value $0.001, of the registrant’s common stock outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	3

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4.	CONTROLS AND PROCEDURES	20

PART II	OTHER INFORMATION	22

ITEM 1	LEGAL PROCEEDINGS	22

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4	MINE SAFETY DISCLOSURES	22

ITEM 5	OTHER INFORMATION	22

ITEM 6	EXHIBITS	22

SIGNATURES		23

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,276	$165,685
Accounts receivable, net (including $69,746 and $146,087 from related parties as of September 30, 2023 and December 31, 2022, respectively)	4,303,366	4,797,564
Inventories	59,239	148,925
Prepayments and other current assets, net (including $966,676 and $1,102,861 to related parties as of September 30, 2023 and December 31, 2022, respectively)	1,367,548	1,758,917
Total current assets	5,743,429	6,871,091

Non-current assets
Deposits paid, net (including $523,296 and $758,445 to related parties as of September 30, 2023 and December 31, 2022, respectively)	605,609	1,121,302
Property and equipment, net	104,225	97,890
Operating lease right-of-use assets	229,526	297,232
Operating lease right-of-use assets, related parties	60,928	75,300
Intangible assets, net	198,806	370,926
Goodwill	431,323	454,201
Total Assets	$7,373,846	$9,287,942

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations – current	$98,336	$110,201
Operating lease obligations, related parties - current	10,855	16,629
Accounts payable (including $124,987 and $80,426 to related parties as of September 30, 2023 and December 31, 2022, respectively)	683,967	688,822
Accrued liabilities	625,189	502,389
Bank and other borrowings - current	451,119	422,653
Income tax payable	7,352	38,879
Customer advances	71,315	139,334
Due to related parties	723,488	565,675
Total current liabilities	2,671,621	2,484,582

Non-current liabilities
Operating lease obligations – non-current	138,263	189,957
Operating lease obligations, related parties – non-current	41,005	55,056
Bank and other borrowings	188,326	58,438
Total Liabilities	3,039,215	2,788,033

Stockholders’ Equity
Common stock (150,000,000 shares authorized, 15,655,038 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	15,655	15,655
Additional paid-in capital	11,061,233	11,061,233
Accumulated deficit and statutory reserves	(6,088,707)	(4,504,404)
Accumulated other comprehensive loss	(545,059)	(180,826)
Total Fortune Valley Treasures, Inc. stockholders’ equity	4,443,122	6,391,658
Noncontrolling interests	(108,491)	108,251
Total Stockholders’ Equity	4,334,631	6,499,909

Total Liabilities and Stockholders’ Equity	$7,373,846	$9,287,942

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net revenues (including $17,570 and $79,137 from related parties for the three months ended September 30, 2023 and 2022, respectively; $87,168 and $120,632 from related parties for the nine months ended September 30, 2023 and 2022, respectively)	$909,719	$2,915,303	$3,817,605	$6,513,572

Cost of revenues (including $131,000 and $377,283 from related parties for the three months ended September 30, 2023 and 2022, respectively; $493,096 and $763,663 from related parties for the nine months ended September 30, 2023 and 2022, respectively)	593,294	1,400,522	1,923,459	3,018,507
Gross profit	316,425	1,514,781	1,894,146	3,495,065

Operating expenses:
Selling and distribution expenses	14,667	15,509	40,925	49,593
General and administrative expenses	1,523,598	472,131	3,502,565	1,347,074

Operating income (loss)	(1,221,840)	1,027,141	(1,649,344)	2,098,398

Other income (expense):
Other income	7,466	2,221	15,676	10,423
Interest income	14	114	61	207
Interest expense	(10,290)	(10,388)	(28,546)	(21,077)
Other expense, net	(2,810)	(8,053)	(12,809)	(10,447)

Income (loss) before income tax	(1,224,650)	1,019,088	(1,662,153)	2,087,951

Income tax expense (benefit)	(1,906)	108,353	94,596	212,274

Net income (loss)	$(1,222,744)	$910,735	$(1,756,749)	$1,875,677
Less: Net income (loss) attributable to noncontrolling interests	(114,085)	54,931	(172,446)	123,464
Net income (loss) attributable to Fortune Valley Treasures, Inc.	(1,108,659)	855,804	(1,584,303)	1,752,213

Other comprehensive income:
Foreign currency translation loss	(31,568)	(719,949)	(408,529)	(1,311,550)

Total comprehensive income (loss)	(1,254,312)	190,786	(2,165,278)	564,127
Less: Comprehensive income (loss) attributable to noncontrolling interests	(117,184)	10,749	(216,742)	35,475
Comprehensive income (loss) attributable to Fortune Valley Treasures, Inc.	$(1,137,128)	$180,037	$(1,948,536)	$528,652

Earnings (loss) per share
Basic and diluted earnings (loss) per share	$(0.07)	$0.05	$(0.10)	$0.11
Basic and diluted weighted average shares outstanding	$15,655,038	$15,655,038	$15,655,038	$15,655,038

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2022	15,655,038	$15,655	$11,061,233	$(180,826)	$(4,504,404)	$108,251	$6,499,909
Net loss	-	-	-	-	(88,819)	(357)	(89,176)
Foreign currency translation adjustment	-	-	-	45,290	-	182	45,472
Balance as of March 31, 2023	15,655,038	$15,655	$11,061,233	$(135,536)	$(4,593,223)	$108,076	$6,456,205
Net loss	-	-	-	-	(386,825)	(58,004)	(444,829)
Foreign currency translation adjustment	-	-	-	(381,054)	-	(41,379)	(422,433)
Balance as of June 30, 2023	15,655,038	$15,655	$11,061,233	$(516,590)	$(4,980,048)	$8,693	$5,588,943
Net loss	-	-	-	-	(1,108,659)	(114,085)	(1,222,744)
Foreign currency translation adjustment	-	-	-	(28,469)	-	(3,099)	(31,568)
Balance as of September 30, 2023	15,655,038	$15,655	$11,061,233	$(545,059)	$(6,088,707)	$(108,491)	$4,334,631

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2021	15,655,038	$15,655	$11,061,233	$544,305	$(2,561,681)	$404,842	$9,464,354
Net income	-	-	-	-	148,676	27,283	175,959
Foreign currency translation adjustment	-	-	-	8,972	-	1,748	10,720
Balance as of March 31, 2022	15,655,038	$15,655	$11,061,233	$553,277	$(2,413,005)	$433,873	$9,651,033
Net income	-	-	-	-	747,733	41,250	788,983
Foreign currency translation adjustment	-	-	-	(556,766)	-	(45,555)	(602,321)
Balance as of June 30, 2022	15,655,038	$15,655	$11,061,233	$(3,489)	$(1,665,272)	$429,568	$9,837,695
Net income	-	-	-	-	855,804	54,931	910,735
Foreign currency translation adjustment	-	-	-	(675,767)	-	(44,182)	(719,949)
Balance as of September 30, 2022	15,655,038	$15,655	$11,061,233	$(679,256)	$(809,468)	$440,317	$10,028,481

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(1,756,749)	$1,875,677
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	183,809	648,740
Non-cash lease expense	103,902	122,069
Allowance for credit losses	2,175,928	-
Loss on disposal of intangible asset	1,999	-
Changes in operating assets and liabilities
Accounts receivable, net	(274,184)	(1,374,495)
Inventories	85,143	(80,648)
Prepayments and other current assets, net	(838,488)	(608,448)
Due from related parties	-	25,423
Deposits paid, net	(12,147)	(277,134)
Accounts payable	30,908	(63,540)
Due to related parties	72,627	(177,253)
Customer advances	(63,197)	(178,597)
Accrued liabilities	153,430	153,158
Income tax payable	(30,633)	95,197
Operating lease obligations	(105,292)	(111,705)
Net cash provided by (used in) operating activities	(272,944)	48,444

Cash flows from investing activities
Acquisition of property and equipment	(4,786)	-
Acquisition of intangible asset	(702)	-
Net cash used in investing activities	(5,488)	-

Cash flows from financing activities
Borrowings from and repayments to revolving credit lines, net	141,967	148,606
Borrowings from bank loans	138,834	135,499
Borrowings from a third party	-	80,338
Repayments to related parties	-	(154,510)
Repayments of bank loans	(90,578)	(28,053)
Repayments to a third party	(28,888)	(73,878)
Net cash provided by financing activities	161,335	108,002

Effect of exchange rate changes on cash and cash equivalents	(35,312)	(40,166)
Net changes in cash and cash equivalents	(152,409)	116,280
Cash and cash equivalents–beginning of the period	165,685	123,163

Cash and cash equivalents–end of the period	$13,276	$239,443

Supplementary cash flow information:
Interest paid	$28,546	$21,077
Income taxes paid	$171,532	$126,858

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$-	$135,081
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$58,249	$74,588
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$22,035	$-
Liabilities assumed in connection with purchase of property and equipment	$28,234	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of December 31, 2022 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

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

As of September 30, 2023, details of the Company’s major subsidiaries were as follows:

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

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and fulfillment of obligations in the normal course of business. The realization of assets and fulfillment of obligations in the normal course of business is dependent on, among other things, the Company’s ability to generate sufficient cash flows from operations, and the Company’s ability to arrange adequate financing arrangements. As of September 30, 2023, the Company had a working capital of $3,071,808, including cash and cash equivalents of $13,276, and accumulated deficit and statutory reserves of $6,088,707. For the nine months ended September 30, 2023, the Company incurred net loss of $1,756,749 and had net cash outflows of $272,944 from operating activities.

The Company may need additional capital in the future to fund the continued operations of the Company. If the Company is unable to obtain additional equity or debt financing as required, the business operations and prospects of the Company may suffer.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2023	2022
Period-end RMB:US$1 exchange rate	0.13745	0.14053
Period-average RMB:US$1 exchange rate	0.14239	0.15174

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

The Company did not recognize any impairment of long-lived assets during the nine months ended September 30, 2023 and 2022.

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

During the nine months ended September 30, 2023 and 2022, the Company did not record any impairment of goodwill.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales of liquor	$664,492	$1,582,829	$2,447,164	$3,416,775
Sales of water	160,260	1,005,738	793,462	2,343,830
Sales of water purifier	62,016	245,581	429,853	641,129
Others	22,951	81,155	147,126	111,838
Total	$909,719	$2,915,303	$3,817,605	$6,513,572

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for liquors, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of September 30, 2023 and December 31, 2022, the Company had customer advances of $71,315 and $139,334, respectively. During the nine months ended September 30, 2023, the Company recognized $68,717 of customer advances in the opening balance.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accounts receivable (including $70,777 and $146,087 from related parties as of September 30, 2023 and December 31, 2022, respectively)	$4,820,610	$4,797,564
Less: Doubtful allowance (including $1,031 and $nil from related parties as of September 30, 2023 and December 31, 2022, respectively)	(517,244)	-
Accounts receivable, net	$4,303,366	$4,797,564

Allowance for doubtful accounts movement is as follows:

	September 30, 2023	December 31, 2022
Beginning balance	$-	$-
Additions to allowance	535,862	-
Foreign currency translation adjustment	(18,618)	-
Ending balance	$517,244	$-

NOTE 3 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

Prepayments and other current assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Prepayments (including $2,749,621 and $2,255,288 to related parties as of September 30, 2023 and December 31, 2022, respectively)	$3,657,518	$3,001,866
Other current assets	6,919	4,631
Total prepayments and other current assets	3,664,437	3,006,497
Less: Allowance for doubtful accounts (including $1,782,945 and $1,152,427 to related parties as of September 30, 2023 and December 31, 2022, respectively)	(2,296,889)	(1,247,580)
Prepayments and other current assets, net	$1,367,548	$1,758,917

Balance of prepayments represented the advanced payments to suppliers including related party suppliers.

Allowance for doubtful accounts movement is as follows:

	September 30, 2023	December 31, 2022
Beginning balance	$1,247,580	$-
Additions to allowance	1,152,172	1,284,005
Foreign currency translation adjustment	(102,863)	(36,425)
Ending balance	$2,296,889	$1,247,580

NOTE 4 – DEPOSITS PAID, NET

Deposits paid consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Deposits paid (including $1,557,900 and $1,628,511 to related parties as of September 30, 2023 and December 31, 2022, respectively)	$2,258,234	$2,365,652
Less: Allowance for doubtful accounts (including $1,034,604 and $870,066 to related parties as of September 30, 2023 and December 31, 2022, respectively)	(1,652,625)	(1,244,350)
Deposits paid, net	$605,609	$1,121,302

Allowance for doubtful accounts movement is as follows:

	September 30, 2023	December 31, 2022
Beginning balance	$1,244,350	$-
Additions to allowance	487,894	1,280,681
Foreign currency translation adjustment	(79,619)	(36,331)
Ending balance	$1,652,625	$1,244,350

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Office equipment	$116,520	$116,520
Leasehold improvement	126,386	126,386
Vehicle	31,599	-
Property and equipment	274,505	242,906
Less: Accumulated depreciation	(170,280)	(145,016)
Property and equipment, net	$104,225	$97,890

Depreciation expense, which was included in general and administrative expenses, for the nine months ended September 30, 2023 and 2022 was $26,168 and $32,829, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization were as follows:

	September 30, 2023	December 31, 2022
Distribution channel	$2,960,608	$3,117,635
Others	25,138	27,809
Total intangible assets	2,985,746	3,145,444
Less: Accumulated amortization	(1,883,226)	(1,822,875)
Less: Accumulated impairment	(903,714)	(951,643)
Intangible assets, net	$198,806	$370,926

Amortization expense for the nine months ended September 30, 2023 and 2022 was $157,641 and $615,911, respectively, included in cost of revenues and general and administrative expenses.

As of September 30, 2023, the future estimated amortization costs for intangible assets are as follows:

Year ending December 31,
2023 (remaining)	$50,886
2024	136,911
2025	4,962
2026	4,962
2027	1,085
Total	$198,806

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of September 30, 2023 and December 31, 2022 are as follows:

		September 30, 2023	December 31, 2022
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director and majority shareholder	$454,645	$389,051
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	1,670	508
Mr. Huagen Li	Manager of a subsidiary	2,199	2,316
Mr. Guodong Jia	Manager of a subsidiary	5,900	2,342
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	15	16
Mr. Anping Chen	Manager of a subsidiary	9,442	1,290
Mr. Jiangwei Jia	Manager of a subsidiary	7,977	3,678
Mr. Yuwen Li	Vice President	100,416	64,924
Ms. Lihua Li	Manager of a subsidiary	7,082	-
Shenzhen DaXingHuaShang Industrial Group Ltd. (fka Shenzhen DaXingHuaShang Industry Development Ltd.)	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industrial Group Ltd.	82,468	86,842
Ms. Chunxiang Zhang	Manager of a subsidiary	4,294	998
Mr. Meng Xue	Manager of a subsidiary	7,398	5,449
Ms. Shuqin Chen	Manager of a subsidiary	8,949	1,358
Mr. Zhipeng Zuo	Manager of a subsidiary	459	59
Mr. Deqin Ke	Manager of a subsidiary	-	724
Mr. Aisheng Zhang	Manager of a subsidiary	23,633	2,320
Mr. Zhihua Liao	Manager of a subsidiary	6,941	3,800
		$723,488	$565,675

Revenues generated from related parties during the nine months ended September 30, 2023 and 2022 are as follows:

		Nine months ended September 30,
		2023	2022
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$342	$697
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director and majority shareholder	-	438
Mr. Zihao Ye	Manager of a subsidiary	-	262
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	14	-
Dongguan Huanhai Trading Co., Ltd.	Mr. Hongwei Ye, a shareholder of the Company and a manager of a subsidiary, is the controlling shareholder of Dongguan Huanhai Trading Co., Ltd.	21,644	49,676
Guangdong Yuexin Jiaotong Construction Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Guangdong Yuexin Jiaotong Construction Co., Ltd.	14,420	12,639
Dongguan City Hualianguan Chemical Co., Ltd.	Mr. Hongwei Ye, a shareholder of the Company and a manager of a subsidiary, is the controlling shareholder of Dongguan City Hualianguan Chemical Co., Ltd.	14,808	56,920
Dongguan Humen Shuiyan Drinking Water Store	Ms. Shuiyan Li, a shareholder of the Company, is the controlling shareholder of Dongguan Humen Shuiyan Drinking Water Store	35,619	-
Mr. Yuwen Li	Vice President	321	-
		$87,168	$120,632

Cost of revenues from related parties during the nine months ended September 30, 2023 and 2022 is as follows:

		Nine months ended September 30,
		2023	2022
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$83,891	$27,916
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	27,658	78,474
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	24,481	63,429
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	2,934	2,043
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	76,224	60,614
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	63,754	95,045
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	112,233	112,598
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	12,386	26,174
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	89,535	297,370
		$493,096	$763,663

Purchases from related parties during the nine months ended September 30, 2023 and 2022 are as follows:

		Nine months ended September 30,
		2023	2022
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$85,268	$31,360
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	28,869	90,930
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	26,317	66,659
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	3,124	2,217
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	77,746	59,449
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	63,654	96,341
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	112,306	117,062
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	13,329	26,122
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	87,351	279,247
		$497,964	$769,387

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $255,112), and 16.5% on any part of assessable profits over HK$2,000,000. For the nine months ended September 30, 2023 and 2022, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the periods reported.

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

The components of the income tax provision are as follows:

	Nine months ended September 30,
	2023	2022
Current:
– United States of America	$31,761	$105,074
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	62,835	107,200

Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-

Total	$94,596	$212,274

The effective tax rate was -5.7% and 10.2% for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 9 - OPERATING LEASES

As of September 30, 2023, the Company has twenty-one separate operating lease agreements for three office spaces, one warehouse and seventeen stores in PRC with remaining lease terms of from 1 month to 43 months.

Two of the leases described above were entered with related parties. The operating lease entered with Ms. Qingmei Lin, a related party, is for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027 with the monthly rent expense of RMB10,000 (approximately $1,424). The operating lease agreement entered with Mr. Hongwei Ye, another related party, is for the premises in Dongguan City, PRC. The agreement covers the period from September 27, 2020 to September 30, 2023 with the monthly rent expense of RMB960 (approximately $138). The lease term has been extended to September 30, 2026 with all other terms unchanged.

The components of lease expense and supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations)	Nine months ended September 30,
	2023	2022

Related parties	$14,046	$16,132
Non-related parties	97,288	109,050
Total	$111,334	$125,182

Other information for the nine months ended	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease obligations	$116,743	$110,768
Weighted average remaining lease term (in years)	2.61	3.31
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of September 30, 2023 are as follows:

Year ending December 31,
2023 (remaining)	$27,008
2024	118,512
2025	105,405
2026	47,012
2027	5,498
Total lease payment	303,435
Less: Imputed interest	(14,976)
Operating lease obligations	$288,459

NOTE 10 – BANK AND OTHER BORROWINGS

In August 2020, the Company obtained a revolving credit line in the principal amount of RMB910,000 (approximately $139,000 when borrowed) from China Construction Bank, which bears interest at 4.10%. The credit line is guaranteed by Xiulan Zhou, a related party, and pledged with her property. The credit line was fully repaid on the maturity date of August 7, 2023.

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

In April 2023, the Company obtained a mortgage loan in the principal amount of RMB195,415 (approximately $27,000 when borrowed) from WeBank, which bears interest at 6.54%. The loan is pledged with a vehicle of the Company. The maturity date is on April 10, 2028.

In May 2023, the Company obtained a revolving credit line in the principal amount of RMB1,050,000 (approximately $146,000 when borrowed), with Yumin Lin as a co-borrower, from China Construction Bank, which bears interest at 4.20%. The maturity date is on May 26, 2024.

In July 2023, the Company obtained two bank loans in the principal amount of RMB57,000 (approximately $8,000 when borrowed) and RMB133,000 (approximately $18,000 when borrowed) from WeBank and Nanyue Bank, respectively, which bear interest at 10.44%. The loans are guaranteed by Falan Zhou, a manager of subsidiaries. The maturity date is on July 13, 2025.

In July 2023, the Company obtained a revolving credit line in the principal amount of RMB1,040,000 (approximately $143,000 when borrowed) from China Construction Bank, which bears interest at 3.70%. The credit line is guaranteed by Xiulan Zhou, a related party, and pledged with her property. The maturity date is on July 17, 2026.

In July 2023, the Company obtained a revolving credit line in the principal amount of RMB817,000 (approximately $114,000 when borrowed), with Yumin Lin as a co-borrower from China Construction Bank, which bears interest at 3.85%. The maturity date is on July 22, 2024.

The balance of the loans borrowed as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Loans from a trust in PRC	$29,139	$60,049
China Construction Bank	463,471	276,447
WeBank	70,508	77,220
Guangdong Nanyue Bank	51,954	67,375
Bank of Ningbo	24,373	-
Aggregate outstanding principal balances	639,445	481,091
Less: current portion	451,119	422,653
Non-current portion	$188,326	$58,438

The total interest expense was $28,546 and $21,077 for the nine months ended September 30, 2023 and 2022, respectively.

Future minimum loan payments as of September 30, 2023 are as follows:

Year ending December 31,
2023 (remaining)	$44,254
2024	418,306
2025	21,406
2026	148,317
2027	5,372
Thereafter	1,790
Total	$639,445

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

During the nine months ended September 30, 2023, the Company conducted its business in one revenue stream: product sales – liquor, water, water purifier and other F&B products.

Results of Operations

Three months ended September 30, 2023 and 2022

	Three months ended September 30,
	2023	2022	Change
Net revenues	$909,719	$2,915,303	$(2,005,584)
Cost of revenues	(593,294)	(1,400,522)	807,228
Gross profit	316,425	1,514,781	(1,198,356)
Operating expense	(1,538,265)	(487,640)	(1,050,625)
Other income	7,466	2,221	5,245
Interest income	14	114	(100)
Interest expense	(10,290)	(10,388)	98
Income taxes benefit (expense)	1,906	(108,353)	110,259
Net income (loss)	(1,222,744)	910,735	(2,133,479)
Net income (loss) attributable to noncontrolling interests	(114,085)	54,931	(169,016)
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$(1,108,659)	$855,804	$(1,964,463)

Nine months ended September 30, 2023 and 2022

	Nine months ended September 30,
	2023	2022	Change
Net revenues	$3,817,605	$6,513,572	$(2,695,967)
Cost of revenues	(1,923,459)	(3,018,507)	1,095,048
Gross profit	1,894,146	3,495,065	(1,600,919)
Operating expense	(3,543,490)	(1,396,667)	(2,146,823)
Other income	15,676	10,423	5,253
Interest income	61	207	(146)
Interest expense	(28,546)	(21,077)	(7,469)
Income taxes expense	(94,596)	(212,274)	117,678
Net income (loss)	(1,756,749)	1,875,677	(3,632,426)
Net income (loss) attributable to noncontrolling interests	(172,446)	123,464	(295,910)
Net income (loss) attributable to Fortune Valley Treasures, Inc.	$(1,584,303)	$1,752,213	$(3,336,516)

Net Revenues

Net revenues were $909,719 for the three months ended September 30, 2023, reflecting a decrease of $2,005,584, or 69%, from $2,915,303 for the three months ended September 30, 2022. The decrease in net revenues was mainly due to the lower product sales volume than the same period of the prior year and to a lesser extent, the lower unit sales prices of wine products. The decrease in product sales was resulted from a decline in market demand resulting from the sluggish economic environment and slow recovery in China’s economy as compared to the same period of the prior year. And in order to attract new customers, the Company has lowered the unit sales prices of wine products beginning in April 2023.

Net revenues were $3,817,605 for the nine months ended September 30, 2023, reflecting a decrease of $2,695,967, or 41%, from $6,513,572 for the nine months ended September 30, 2022. The decrease in net revenues was mainly due to the lower product sales volume than the same period of the prior year and to a lesser extent, the lower unit sales prices of wine products. The decrease in product sales reflected a decline in market demand resulting from the sluggish economic environment and slow recovery in China’s economy as compared to the same period of the prior year. And in order to attract new customers, the Company has lowered the unit sales prices of wine products since April 2023.

Cost of Revenues

Cost of revenues was $593,294 for the three months ended September 30, 2023, reflecting a decrease of $807,228, or 58%, from $1,400,522 for the three months ended September 30, 2022. The decrease in cost of revenues was mainly due to the lower product sales volume in line with our net revenues decrease and to a lesser extent, the lower unit sales prices of wine products, which led to a lesser decrease in cost of revenues comparing to net revenues.

Cost of revenues was $1,923,459 for the nine months ended September 30, 2023, reflecting a decrease of $1,095,048, or 36%, from $3,018,507 for the nine months ended September 30, 2022. The decrease in cost of revenues was due to the lower product sales volume in line with our net revenues decrease.

Gross Profit

Gross profit was $316,425 and $1,514,781 for the three months ended September 30, 2023 and 2022, respectively, reflecting a decrease of $1,198,356, or 79%. The decrease in gross profit was mainly due to the decrease in the net revenues.

Gross profit was $1,894,146 and $3,495,065 for the nine months ended September 30, 2023 and 2022, respectively, reflecting a decrease of $1,600,919, or 46%. The decrease in gross profit was mainly due to the decrease in the net revenues.

Operating Expenses

Operating expenses were $1,538,265 for the three months ended September 30, 2023, reflecting an increase of $1,050,625, or 215%, from $487,640 for the three months ended September 30, 2022. The increase in operating expenses was mainly due to the increase in professional service fees and credit loss expenses.

Operating expenses were $3,543,490 for the nine months ended September 30, 2023, reflecting an increase of $2,146,823, or 154%, from $1,396,667 for the nine months ended September 30, 2022. The increase in operating expenses was mainly due to the increase in professional service fees and credit loss expenses.

Net Income (Loss)

For the three months ended September 30, 2023, our net loss was $1,222,744, compared to a net income of $910,735 for the three months ended September 30, 2022. The decrease in net income was a result of the factors described above.

For the nine months ended September 30, 2023, our net loss was $1,756,749, compared to a net income of $1,875,677 for the nine months ended September 30, 2022. The decrease in net income was a result of the factors described above.

Net Income (Loss) Attributable to Noncontrolling Interests

The Company records net income (loss) attributable to noncontrolling interests in the unaudited condensed consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended September 30, 2023 and 2022, the Company recorded a net loss attributable to noncontrolling interests of $114,085 and a net income attributable to noncontrolling interests of $54,931, respectively.

For the nine months ended September 30, 2023 and 2022, the Company recorded a net loss attributable to noncontrolling interests of $172,446 and a net income attributable to noncontrolling interests of $123,464, respectively.

Liquidity and Capital Resources

Working Capital

	September 30, 2023	December 31, 2022	Change
Total current assets	$5,743,429	$6,871,091	$(1,127,662)
Total current liabilities	2,671,621	2,484,582	187,039
Working capital	$3,071,808	$4,386,509	$(1,314,701)

As of September 30, 2023, we had working capital of $3,071,808, as compared to working capital of $4,386,509 as of December 31, 2022. We had total current assets of $5,743,429, consisting of cash and cash equivalents of $13,276, inventories of $59,239, prepayments and other current assets of $1,367,548, accounts receivable of $4,303,366 compared to total current assets of $6,871,091 as of December 31, 2022. The decrease in total current assets was mainly due to the decrease in accounts receivable, prepayments and other current assets, and cash and cash equivalents. We had current liabilities of $2,671,621, consisting of operating lease obligations - current of $109,191, accounts payable of $683,967, accrued liabilities of $625,189, bank and other borrowing - current of $451,119, customer advances of $71,315, income tax payable of $7,352 and due to related parties of $723,488. The increase in total current liabilities was mainly due to the increase in the accrued liabilities and the amount due to related parties, and offset by the decrease in customer advances and income tax payable.

Our cash and cash equivalents balance decreased to $13,276 as of September 30, 2023, from $165,685 as of December 31, 2022. We estimate the Company currently has sufficient working capital to support its daily operations for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase working capital and improve liquidity.

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

Cash Flows

	Nine months ended September 30,
	2023	2022	Change
Cash Flows provided by (used in) Operating Activities	$(272,944)	$48,444	$(321,388)
Cash Flows used in Investing Activities	(5,488)	-	(5,488)
Cash Flows provided by Financing Activities	161,355	108,002	53,353
Effect of exchange rate changes	(35,312)	(40,166)	4,854
Net Changes in Cash and Cash Equivalents	$(152,409)	$116,280	$(268,689)

Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $272,944, as compared to the amount of $48,444 provided by operating activities for the nine months ended September 30, 2022, reflecting a decrease of $321,388. The cash used in operating activities during the nine months ended September 30, 2023 was mainly resulted from the net loss of $1,756,749 and the increase in prepayments and other current assets of $838,488, offset by the allowance for credit losses of $2,175,928.

Cash Flow from Investing Activities

Net cash used in investing activities was $5,488 for the nine months ended September 30, 2023, compared to net cash used in investing activities of $nil for the nine months ended September 30, 2022. The cash used in investing activities during the nine months ended September 30, 2023 was mainly for the purchase of a vehicle in April 2023 for daily operating use.

Cash Flow from Financing Activities

Net cash provided by financing activities was $161,335 for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $108,002 for the nine months ended September 30, 2022. The cash provided by financing activities for the nine months ended September 30, 2023 was mainly resulted from the net proceeds from revolving credit lines of $141,967.

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

Related Party Transactions

As of September 30, 2023 and December 31, 2022, the Company had accounts receivable from related parties in the amounts of $69,746 and $146,087, prepayments to related parties in the amounts of $966,676 and $1,102,861, deposits to related parties in the amounts of $523,296 and $758,445, and accounts payable to related parties in amounts of $124,987 and $80,426, respectively.

As of September 30, 2023 and December 31, 2022, the Company had outstanding payables due to its related parties in the amounts of $723,488 and $565,675, respectively, which mainly consisted of borrowings for working capital purpose. The balances were unsecured, non-interest bearing and due on demand.

During the nine months ended September 30, 2023 and 2022, the Company sold products to its related parties in the amounts of $87,168 and $120,632, respectively, purchased goods from its related parties in the amounts of $497,964 and $769,387, and incurred the costs of revenues from related parties in the amounts of $493,096 and $763,663, respectively.

During the nine months ended September 30, 2023 and 2022, the rental expenses to related parties were $14,046 and $16,132, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2023, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2023. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of September 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

●	We have increased our personnel resources and technical accounting expertise within the accounting function and intend to hire one or more additional personnel for the function due to turnover.

●	We plan to test our updated controls and remediate our deficiencies at the end of 2023.

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

Fortune Valley Treasures, Inc.

Date: November 13, 2023	By:	/s/ Yumin Lin
Yumin Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Kaihong Lin
Kaihong Lin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

