Form 10-K
period 2023-12-31
Fortune Valley Treasures, Inc.
filed 2024-04-15
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the $3.90 closing price of the stock on that date, was approximately $8.58 million.

As of April 15, 2024, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 15,655,038 shares.

Documents Incorporated by Reference: None.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include, but are not limited to, the following:

●	the availability and adequacy of working capital to meet our requirements;
●	the consummation of any potential acquisitions;
●	actions taken or to be taken by legislative, regulatory, judicial and other governmental authorities in China and the United States;
●	changes in our business strategy or development plans;
●	our ability to continue as a going concern;
●	the availability of additional capital to support capital improvements and development;
●	potential opportunities for acquisitions of suitable businesses;
●	the availability of new business opportunities
●	actions the Chinese government may take to intervene in or influence the operations of our subsidiaries in China;
●	uncertainties in the enforcement and interpretation of PRC laws and regulations, including with respect to the areas of data security, cybersecurity, personal information protection, and other laws and regulations, future new PRC laws and regulations, or amendments to such laws and regulations;
●	approval, filing, or procedural requirements imposed by the China Securities Regulatory Commission (“CSRC”) or other Chinese regulatory authorities in connection with issuing securities to foreign investors under PRC law;
●	restrictions on currency exchange;
●	limitations on the ability of our PRC subsidiaries to make payments to us;
●	PRC regulation regarding acquisitions of companies based in mainland China by foreign investors;
●	unfavorable tax consequences to us and our non-PRC shareholders if we were to be classified as a resident enterprise for Chinese income tax purposes;
●	restrictions or limitations on the ability of overseas regulators to conduct investigations or collect evidence within mainland China;
●	the impact of or disruptions caused by pandemic such as COVID-19, natural disasters, extreme weather events, war and other significant disruptions outside of our control on our business and operations and our ability to address such challenges;
●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance; and
●	other risks identified in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

The following chart depicts our corporate organizational structure as of December 31, 2023:

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

Our common stock may be prohibited from trading on a national exchange or “over-the-counter” markets under the Holding Foreign Companies Accountable Act (the “HFCAA”) if the Public Company Accounting Oversight Board (“PCAOB”) determines it is unable to inspect or investigate completely our auditors for two consecutive years. Pursuant to the HFCAA enacted in December 2020 and related legislation, if the SEC determines that a company has filed an audit report issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years, the SEC is required to prohibit such company’s securities from being traded on a national securities exchange or in the over the counter trading market in the U.S. On August 26, 2022, the PCAOB signed a Statement of Protocol Agreement with the CSRC and the Ministry of Finance (the “MOF”) of the PRC, which establishes a method and framework for the PCAOB to conduct inspections and investigations of audit firms based in mainland China or Hong Kong. On December 15, 2022, the PCAOB announced that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination. Our auditor, YCM CPA Inc. (Hereinafter “YCM CPA”), is headquartered in Irvine, California, with offices in China and, as a PCAOB-registered public accounting firm, is required to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. YCM CPA has been subject to PCAOB inspections and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination. Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, if there is any regulatory change or step taken by PRC regulators that does not permit YCM CPA to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, we would fail to meet the PCAOB’s requirements. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate, which could result in limitation or restriction to our access to the U.S. capital markets, and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA. See “Risk Factors — Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditors for two consecutive years”; and “Risk Factors — Newly enacted Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and the Public Company Accounting Oversight Board, and proposed rule changes submitted by Nasdaq calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs.”

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

●

While we are not aware of any data breach in the past, future cyberattacks, computer viruses or any failure to adequately maintain security and prevent unauthorized access to our information technology system or data could result in a disruption of our business operations and materially adversely affect our reputation, financial condition and operating results

●	Climate change, or legal, regulatory or market responses to climate change may adversely affect our business, results of operations and financial condition

Risks Related to Doing Business in China

●	China’s political climate and economic conditions, as well as changes in government policies, laws and regulations which may be quick with little advance notice, could have a material adverse effect on our business, financial condition and results of operations.

●	Uncertainties with respect to the PRC legal system could adversely affect us, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice. Such uncertainties could cause our shares to significantly decline in value or become worthless.

●	The Chinese government may intervene or influence the operations of our PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, which could result in a material change in operations of our PRC subsidiaries and/or the value of our common stock.

●	If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, Chinese regulatory authorities could disallow our current operating structure, which would likely result in a material change in our operations and/or cause the value of such securities to significantly decline or become worthless.

●	The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or cause the value of our securities to significantly decline or be worthless.

●	Recent regulatory developments in China, including greater oversight and control by the CAC over data security, may subject us to additional regulatory review, and any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completed our auditors for two consecutive years.

●	There are uncertainties under the PRC laws relating to the procedures for U.S. regulators to investigate and collect evidence from companies located in the PRC.

●	Chinese economic growth slowdown may have a negative effect on our business.

●	You may have difficulty enforcing judgments against us.

●	Failure to comply with laws and regulations applicable to our business in China could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

●	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

●	PRC regulation of loans and direct investment by offshore holding companies in PRC entities may delay or prevent us from using the proceeds of our securities offerings to make loans or additional capital contributions to our PRC operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

●	Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

●	To the extent cash or assets in the business is in the PRC or Hong Kong or a PRC or Hong Kong entity, such cash or assets may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash or assets.

●	Governmental control of currency conversion may affect the value of our investment.

●	Payment of dividends is subject to restrictions under Nevada and the PRC laws.

Risks Related to our Securities

●	Our common stock may not develop an active trading market and the price and trading volume of our shares may fluctuate significantly.

●	If our shares trade under $5.00 per share, they will be considered penny stock; and trading in penny stocks has many restrictions, which could severely affect the price and liquidity of our shares.

●	We do not anticipate paying cash dividends on our Common Stock in the foreseeable future

●	Our Chief Executive Officer, Mr. Yumin Lin, and our former Director, Mr. Minghua Cheng, own a majority of our outstanding shares of common stock and could significantly influence the outcome of our corporate matters

●	The price of our common stock may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell their shares

●	Future sales of substantial amounts of the shares of our Common Stock by existing shareholders could adversely affect the price of our Common Stock

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

After the second quarter of 2020, our business has returned to normal operations, although management assessed that our results of operations had been negatively impacted for the 2021 and 2022 fiscal years. In 2022, the sporadic outbreaks of COVID-19 had material impact on the industry in China. The government’s “zero-COVID” policy required, from time to time, quarantines, rolling lockdowns, office closures and travel restrictions to control outbreaks in affected local areas. As a result of the COVID control measures, we were unable to implement some of our business and marketing plans, and our operating results were negatively affected by the sporadic COVID outbreaks and strict government response measures. In December 2022, the PRC government ended the implementation of the “zero-COVID” policy and the overall market condition has shown improvement since then. However, COVID-19 could adversely affect our business and results of operations in the future if any COVID resurgence causes significant disruptions to our operations or the business of our supply chain, logistics and service providers. We cannot predict the severity and duration of the impact from such resurgence, if any. If any new outbreak of COVID-19 is not effectively and timely controlled, or if government responses to outbreaks or potential outbreaks are severe or long-lasting, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, and could materially and adversely impact our business, financial condition and results of operations.

Business Plans

One of our business development strategies is to extend our market share through acquiring quality businesses in the food and beverage industries, in order to increase our customer base and supply channels, as well as to acquire more skilled employees and business connections in the industries. We plan to further develop our online marketing platform and internal operation management system by engaging an external IT company during 2024. In 2020, we successfully acquired Xixingdao, a drinking water distribution business. We expect to continue to explore new opportunities to acquire additional quality and compatible businesses in our industries. Our management believes that successful acquisitions will bring synergies to our business and enhance our shareholders’ value.

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

Bottled Water Market Forecast in China from 2021 to 2025

Source: China Economic Vision

Our Products

We purchase, distribute and sell a wide range of beverage and foods through our supply chain online platform and offline sales channels. We also develop some of the water products we distribute. We have offered the following four categories of food and beverage products:

Product Category	Products	Number of brands offered	Product Sources
1. Alcohol beverage	Wine Liquor/Spirits	115	Europe South America China

2. Non-alcohol beverage	Bottled Water	12	China

3. Packaged staple foods	Condiments and seasonings	10	China

4. Household products	Water purification system Water filtration	3	China

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

3. Pre-package Foods

Pre-packaged foods include various brands of condiments and seasonings.

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

Our water and condiments and seasoning product management office is also located in Humen Town, Dongguan City. We lease the building which has over 1,300 square meters. It includes sales, customer service, warehouse, delivery and finance departments. We also maintain one registered office for the subsidiary with lease term of three years. As of December 31, 2023, the Company has total three office spaces, one warehouse and seventeen stores in PRC with remaining lease terms ranging from 6 months to 40 months.

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

Our Customers

We have two major categories of customers: retailer customers and wholesale distributors. We also make direct sales to businesses and individual consumers through our supply chain platform, online stores at major e-commerce platforms and offline sales. For the year ended December 31, 2023 and 2022, no customer accounted for 10% or more of our total revenue. We have generated income from a wider range of customers for the years ended December 31, 2023 and 2022.

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

On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises, or the Trial Measures, and five application guidelines (collectively, the “Overseas Listing Rules”), which became effective on March 31, 2023. According to the Overseas Listing Rules, among other things, after making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three business days. Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three business days after the offering is completed. Subsequent securities offerings and listings of an issuer in other overseas markets than where it has offered and listed shall be filed with the CSRC within three business days after the applications are made. In addition, overseas offerings and listings are prohibited for such China-based companies when any of the following applies: (a) where such securities offering and listing is explicitly prohibited by provisions in PRC laws, administrative regulations and relevant state rules; (b) where the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (c) where the domestic company intending to make the securities offering and listing, or its controlling shareholders and the actual controller, have committed crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (d) where the domestic company intending to make the securities offering and listing is suspected of committing crimes or major violations of laws and regulations, and is under investigation according to law, and no conclusion has yet been made thereof; (e) where there are material ownership disputes over equity held by the domestic company’s controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. The Overseas Listing Rules further stipulate that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Overseas Listing Rules.

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

The following showcases the programming interfaces of our Fugu Online WeChat mini-program:

We launched our Fugu Online on WeChat in April 2021. During the year of 2023, we recorded 531 sales orders through the Fugu Online platform with an average sales amount of RMB15,000 per order. Although the Fugu Online platform is developed and launched since April 2021, the sales amounts generated and the users (registered active consumers) are still in start-up status as the market competitive with local online WeChat mini-program, and Pingduoduo (Nasdaq: PDD) etc., the operating data’s haven’t reached our planning as it’s require more funds for promoting, advertising and developing.

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

Cash Flows, Dividends and Other Asset Transfers between the U.S. Holding Company and Our Subsidiaries

Cash may be transferred within our organization in the following manners: (i) we may transfer funds to our PRC subsidiaries by way of capital contributions or loans, through intermediate holding companies, such as our Hong Kong subsidiaries; (ii) we or our intermediate holding companies may provide loans to our PRC operating subsidiaries directly and vice versa; and (iii) our PRC subsidiaries may make dividends or other distributions to us through our intermediate holding subsidiaries.

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

As of the date of this report, we have not made any cash transfers, capital contributions or loans to any of our subsidiaries. Any loans from us or our holding subsidiaries outside of China to our PRC subsidiaries, which are treated as FIEs under PRC law, are subject to PRC regulations and foreign exchange loan registrations. Such loans to our FIE subsidiaries to finance their activities must be registered with the SAFE, or its local counterparts, or filed with SAFE in its information system. Funds are transferred among our PRC subsidiaries for working capital purposes, primarily between our WFOE subsidiary, QHDX, and our operating subsidiaries. As advised by our PRC counsel, PRC laws and regulations, as well as judicial interpretations thereof, do not prohibit using cash generated from one subsidiary to fund another subsidiary’s operations by way of short-term interest free loans. The transfer of funds among our subsidiaries are subject to the Provisions of the Supreme People’s Court on Several Issues Concerning the Application of Law in the Trial of Private Lending Cases (2020 Revision, the “Provisions on Private Lending Cases”) issued on August 20, 2020, which are applicable to financing activities among individuals, legal entities and unincorporated organizations. We have not been notified of any other restriction which could limit our PRC subsidiaries’ ability to transfer cash to other PRC subsidiaries. In addition, QHDX has maintained cash management policies which dictate the corporate approvals and procedure with respect to cash transfers with other PRC subsidiaries. QHDX conducts review and management of its subsidiaries’ cash transfers and reports to its board of directors. The funds are transferred among our PRC subsidiaries mainly for two purposes, including capital injections for working capital and intercompany advances. For capital injections, funds are transferred based on shareholders’ resolutions and related corporate approval documents. Intercompany advances are mainly for short term borrowings between our subsidiaries. Once the borrowing subsidiary has a surplus, it will repay the funds to its WFOE shareholder or other PRC subsidiaries. All cash transfer requests must be (a) first reported to and reviewed by the head of the Finance/Accounting Department at QHDX and the relevant PRC subsidiary’s chief executive officer, and (b) then be approved by the Chief Financial Officer and Chairman of QHDX. If the transfer amount is material, the transfer must be approved by all directors of QHDX. Other than QHDX, neither us nor other subsidiaries have cash management policies dictating how funds are transfer, provided each entity must comply with applicable law or regulations with respect to transfer of funds, dividends and distributions. In the future, cash proceeds raised from overseas financing activities, including this offering, may be transferred by us to our Hong Kong subsidiaries and PRC subsidiaries via capital contributions or shareholder loans.

The following table describes transfers among us and our subsidiaries made during the periods presented:

	For the years ended December 31
	2023	2022
	RMB	RMB
Capital contributions from us to our offshore subsidiaries (1)	-	-
Loans from us to our offshore subsidiaries	-	-
Capital contributions from our offshore subsidiaries or WFOEs to PRC operating subsidiaries	323,000	248,500
Loans from our WFOEs to PRC operating subsidiaries	1,763,700	2,249,400
Loans from PRC operating subsidiaries to our WFOEs	9,008,994	7,007,710
Other amounts paid by WFOEs to our offshore subsidiaries(2)		-
Other amounts paid by PRC operating subsidiaries to WFOEs(3)	-	86,324
Other amounts paid by WFOEs to our PRC operating subsidiaries(4)	424,874	1,055,345
Other amounts paid by our WFOE on our behalf(5)	2,426,020	5,747,738

(1)	“Offshore subsidiaries” refer to all of our subsidiaries except our PRC subsidiaries.
(2)	Cash paid by one of our WFOEs to our Hong Kong subsidiaries for expenses.
(3)	Cash paid by one of PRC operating subsidiaries to one of our WFOEs for sales of goods.
(4)	Cash paid by one of our WFOEs to one of our PRC operating subsidiaries for purchases.
(5)	Our PRC subsidiary, QHDX, paid fees and expense on our behalf via a related party as a result of PRC law restrictions on foreign exchange and restrictions on cash transfers outside of China. During the fiscal years ended December 31, 2023 and 2022, the related party paid for our professional fees and expenses in USD, and QHDX transferred cash in Renminbi to the related party. The cash flows of these activities were reflected in operating or financing activities in our consolidated statements of cash flows based on the nature and timing of cash flows.

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

On February 17, 2023, the CSRC issued the Trial Measures and five application guidelines, or the Overseas Listing Rules, which became effective on March 31, 2023. According to the Overseas Listing Rules, among other things, after making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three business days. Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three business days after the offering is completed. Subsequent securities offerings and listings of an issuer in other overseas markets than where it has offered and listed shall be filed with the CSRC within three business days after the applications are made. In addition, overseas offerings and listings are prohibited for such China-based companies when any of the following applies: (a) where such securities offering and listing is explicitly prohibited by provisions in PRC laws, administrative regulations and relevant state rules; (b) where the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (c) where the domestic company intending to make the securities offering and listing, or its controlling shareholders and the actual controller, have committed crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (d) where the domestic company intending to make the securities offering and listing is suspected of committing crimes or major violations of laws and regulations, and is under investigation according to law, and no conclusion has yet been made thereof; (e) where there are material ownership disputes over equity held by the domestic company’s controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. The Overseas Listing Rules further stipulate that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Overseas Listing Rules. According to the Notice on the Filing Management Arrangements for Overseas Offerings and Listings by Domestic Companies published by the CSRC on February 17, 2023, existing listed companies are not required to make any filings until they conduct a new offering or financing transaction in the future. A company is regarded as an existing listed company if it (a) has already completed overseas listing or offering, or (b) has already obtained the approval for the offering or listing from overseas securities regulatory authorities or stock exchanges but has not completed such offering or listing before the effective date of the Overseas Listing Rules and also completes the offering or listing before September 30, 2023. On the effective date of the Overseas Listing Rules, PRC companies that have already submitted offering and listing applications but have not yet obtained the approvals from overseas securities regulators or exchanges shall make filings with the CSRC at a reasonable time before the completion of the offerings or listings. For those that have already obtained CSRC’s approvals for overseas listings or offerings may continue their process without additional filings but shall make the filing pursuant to the Overseas Listing Rules if they cannot complete the offering or listing before the expiration of the original approval from CSRC.

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

We are committed to taking the necessary actions to satisfy the effective personal information protection and internet data security regulatory requirements. We have designed a user information protection mechanism, which includes the following measures: (i) adopt data security technical measures by the introduction of an extended verification (EV) SSL certificate at the user information security technology implementation level, offering strong encryption technology and extended verification function, and providing security guarantee for online transactions; (ii) improve the technical level protection and the monitoring mechanism for data use, and for the data modules related to user information in the e-commerce platform system, use MD5 irreversible encryption for storage and display of information security sensitive fields; (iii) develop a complete personal information operation process and system, and designate responsible personnel system for information security work; (iv) develop a user information collection, storage and user rules and privacy agreement, following the “inform + express consent” model, informing users of the purpose, method and scope of information collection and use, as well as the channels for inquiring and correcting inaccuracies in information and data; (v) conduct assessments on technology, operational risks and system common issues, and data security governance; (vi) voluntarily engage a data security service organization to conduct an annual data security assessment and fulfil reporting obligations if required by applicable rules and regulations; (vii) establish an emergency plan for personal information security incidents, which includes, among other things, an emergency response mechanism for security incidents, incident impact assessment and mitigation measures, and emergency response training and drills; (viii) provide training to employees; and (ix) promote consumer data protection awareness and education engagement. We have implemented and are implementing these measures. We are committed to taking the necessary actions to satisfy the effective personal information protection and internet data security regulatory requirements in accordance with the applicable laws.

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

On January 17, 2019, the State Taxation Administration issued the notice on the scope of small-scale and low-profit corporate income tax preferential policies of the Ministry of Finance and the State Administration of Taxation (“MOF and SAT”), [2019] No. 13 for small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000 (including RMB1,000,000), approximately $142,209, their income is reduced by 25% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 5%. While for the portion of annual taxable income exceeding RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, the income is reduced by 50% to the taxable income, and enterprise income tax is paid at 20% tax rate, which is essentially resulting in a favorable income tax rate of 10%. MOF and SAT [2021] No.12 provides an enterprise income tax rate of 2.5% on a small-scale and low-profit enterprises whose annual taxable income less than RMB1,000,000, approximately $142,209, from January 1, 2021 to December 31, 2022. MOF and SAT [2022] No.13 also provides an enterprise income tax rate of 5% on a small-scale and low-profit enterprises whose annual taxable income more than RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, from January 1, 2022 to December 31, 2024. 2022. MOF and SAT [2023] No.12 also provides an enterprise income tax rate of 5% on a small-scale and low-profit enterprises whose annual taxable income more than RMB1,000,000, approximately $142,209, but not more than RMB3,000,000, approximately $426,627, from January 1, 2023 to December 31, 2027.The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau. All of the Company’s PRC subsidiaries, except for Xixingdao, FVT Supply Chain and FLTT, met the criteria of small-scale and low-profit enterprises.

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

We currently have forty-eight registered trademarks in China as follows:

Trademark Number	Issue Date	Expiration Date	Trademark

9680266	August 21, 2012	August 20, 2032

9680456	August 21, 2012	August 20, 2032

11644487	March 28, 2014	March 27, 2024

49535965	June 7, 2021	June 7, 2031

9680892	August 14, 2012	August 13, 2032

9680140	August 14, 2012	August 13, 2032

37266704	December 21, 2019	December 20, 2029

37258329	December 21, 2019	December 20, 2029

56018617	November 28, 2021	November 27, 2031

56028957	January 28, 2022	January 27, 2032

49387234	April 31, 2021	April 20, 2031

54418661	October 7, 2021	October 6, 2031

54431753	October 7, 2021	October 6, 2031

59106330	February 28, 2022	February 27, 2032	水愉家

59116758	March 7, 2022	March 6, 2032	水裕家

59109733	March 7, 2022	March 6, 2032	水愉家

59114921	March 7, 2022	March 6, 2032	水裕家

59891751	March 28, 2022	March 27, 2032

59907306	March 28, 2022	March 27, 2032

59904340	March 28, 2022	March 27, 2032

59894875	March 28, 2022	March 27, 2032

59902356	March 28, 2022	March 27, 2032

59904355	March 28, 2022	March 27, 2032

67354165	March 14, 2023	March 13, 2033

67353153	March 14, 2023	March 13, 2033

67351825	March 14, 2023	March 13, 2033

67374802	March 14, 2023	March 13, 2033

67364553	March 14, 2023	March 13, 2033

67365560	March 14, 2023	March 13, 2033

67375841	March 14, 2023	March 13, 2033

67369427	March 14, 2023	March 13, 2033

67369228	March 14, 2023	March 13, 2033

67370603	March 14, 2023	March 13, 2033

67354189	March 14, 2023	March 13, 2033

67358761	March 14, 2023	March 13, 2033

67372685	March 28, 2023	March 27, 2033

67375031	March 28, 2023	March 27, 2033

67370104	March 28, 2023	March 27, 2033

67377198	March 28, 2023	March 27, 2033

67370131	March 28, 2023	March 27, 2033

67360139	March 28, 2023	March 27, 2033

67358225	March 28, 2023	March 27, 2033

67374510	March 28, 2023	March 27, 2033

67375047	March 28, 2023	March 27, 2033

67356607	March 28, 2023	March 27, 2033

67351938	May 21, 2023	May 20, 2033

67363910	May 21, 2023	May 20, 2033

68826372	June 21, 2023	June 20, 2033

Some of our products and services bear the registered trademarks of “” (“水宜家”) or “Shui Yi Jia.” These trademarks are owned by Yuwen Li, one of our shareholders. Yuwen Li has signed a license agreement with Xixingdao to authorize Xixingdao and its subsidiaries to use those trademarks at no cost to us during the period from October 2019 to October 2029.

We currently have the following one registered patent in China:

Patent Number	Authorization Date	Expiration Date	Patent
CN201811179554.7	2020-10-13	2038-10-09	A logistics container that is easy to place and prevent damage to fragile items

We currently have the following four registered works copyrights in China:

Copyright Number	Registration Date
国作登字-2020-F-01147904	2020-11-03
国作登字-2020-F-00001673	2020-10-30
国作登字-2020-F-00001391	2020-10-29
国作登字-2021-F-00297018	2021-12-28

We currently have the following twenty registered software copyrights in China:

Copyright Number	First Issue Date	Registration Date	Copyright
2021SR0833407	2020-07-21	2021-06-04	Barreled water online distribution management system
2021SR0833438	2020-07-20	2021-06-04	Barreled water sales financial statement management system
2021SR0833409	2020-11-25	2021-06-04	Barreled water transportation service management system
2021SR0833441	2020-09-23	2021-06-04	Environmental monitoring and management system for barreled water storage
2021SR0833447	2020-12-21	2021-06-04	Dispatching management system for barreled water transport vehicles
2021SR0833448	2021-01-20	2021-06-04	Barreled water sales service management system
2021SR0833451	2020-07-24	2021-06-04	Barreled water sales customer management system
2021SR0833369	2020-07-13	2021-06-04	Statistical system of barreled water sales data
2021SR0833366	2020-08-27	2021-06-04	Barreled water storage service management system
2021SR0833450	2020-07-16	2021-06-04	Barreled water sales financial service management system
2021SR1675516	2019-07-22	2021-11-09	Wine trading internet platform system
2021SR1675492	2019-07-22	2021-11-09	Wine trading customer software
2021SR1675466	2019-10-18	2021-11-09	Food supermarket trading system
2021SR1684106	2019-02-10	2021-11-10	Origin tracking label identification system software
2021SR1684107	2019-08-29	2021-11-10	Food safety data tracking system
2021SR1671192	2019-08-20	2021-11-09	Wine e-commerce portal management platform
2021SR1671159	2019-06-17	2021-11-09	Wine distributor management system
2021SR1671739	2019-04-23	2021-11-09	Wine product online sales promotion exchange platform

2022SR0044569	2019-11-11	2022-01-07	FVTI online Food Trading Information Checking Platform

2022SR0044643	2019-09-17	2022-01-07	FVTI Store Order Data Statistical Analysis System

We currently have the following registered Internet domain names in China:

Internet domain names	Expiration Date
hsjt-fg.com	2023-12-27
富谷集团.cn	2023-09-23
富谷集团.com	2023-09-20
富谷在线.com	2023-09-23
富谷在线.cn	2023-09-23
富谷在线.online	2023-09-24
富谷在线.中国	2023-09-23
fvti.online	2025-02-10
fvti.show	2025-09-08
fvti.mobi	2023-09-23

Human Capital Resources

As of the date of this Annual Report, the Company had 68 full-time employees and no part-time employees in the following functions:

Function	Number of Employees
Finance	14
Sales and marketing	24
E-Commerce and supply chain	2
Warehouse and delivery	4
General and administrative	6
Total	68

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

Diversity, Inclusion and Equal Opportunities

We are committed to gender equality by providing fair recruitment, training and promotion opportunities for all employees. At the year-end of 2023, female employees represented approximately 38% of the total workforce. We aim to invest in developing talented leaders across all management levels including increased women members of management at our company and subsidiaries.

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

Environmental Matters

Our business, operations and facilities are subject to PRC national and local environmental laws and regulatory requirements. Regulatory authorities impose requirements that regulate the emission, discharge, pollution and disposal of hazardous materials, among other things, and require us to obtain and maintain relevant permits in connection with our operations. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in these laws, regulations or interpretations thereof or changes in our operations may require additional capital and resources to ensure compliance with applicable laws and regulations or engage in remedial actions if there are any violations.

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

We were incorporated in Nevada in March 2014. For the years ended December 31, 2023 and 2022, we generated $4,236,565 and $9,234,079, respectively, in revenues, and had net loss of $3,637,351 and $2,156,679, respectively. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment in which we are operating. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We had net operating losses of approximately $4.3 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively. There can be no assurance that we will have net income in future periods. Our history of operating losses and our projections of the level of capital that will be required for our future expanded operations may impair our ability to grow our business at the level we desire. If in the future we continue to incur operating losses or are unable to obtain the requisite amount of capital needed to fund our planned operations, it could have a material adverse effect on our business and ability to continue as a going concern.

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

The food and beverage industry in China are highly fragmented and intensely competitive. Industry participants include large scale and well-funded manufacturers and distributors, as well as smaller counterparts. We believe that the market is also highly sensitive to the introduction of new products, including the ever-growing list of new alcohol and non-alcohol beverages, water and edible oil products, which may rapidly capture a significant share of the market. Presently most of our business operations and product distribution are concentrated in Guangdong province, China, and we expect to expand our product sales into broader markets and more geographic areas in China. We compete for sales with heavily advertised national and international brands sponsored by large food companies or distribution networks. Our competitors include China home-grown manufacturers and distributors, foreign companies with China operations, as well as product importers and distributors that carry the same categories of products as ours. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices and result in lower margins. Failure to effectively compete could adversely affect our market share, revenues, and growth prospects.

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

If any customer accounts for a significant portion of our revenue in our operation, the loss of any such customers or a material decline in the transaction would have an adverse effect on our operating results

Our customers can be categorized into retailer customers and wholesale distributors. Management’s strategies to avoid customer concentration is expanding the customers base by launching wider range of products while developing new customers with existing products. For the years ended December 31, 2023 and 2022, there was no customer who accounted for more than 10% of the Company’s total revenue. Avoiding customers concentration issues is always one of our marketing strategies. However, no guarantee could be made that such wide range of client base can always be maintained. If the concentration on customers occurs in our future operations, any decline in such customers’ transaction volume would lower our revenues, which would adversely affect our operating results, of course, avoiding customer concentration is one of our core marketing strategy, we will strife to maintain the wide range of customers base.

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

Climate change, or legal, regulatory or market responses to climate change may adversely affect our business, results of operations or financial condition

There has been an increased focus by governments, non-governmental organizations and other stakeholders on environmental sustainability matters including climate change. There is an emerging scientific consensus on climate change with respect to the frequency and severity of storms, floods and other weather events. Our product suppliers and their raw material providers could be adversely affected by extreme weather events, which in turn could negatively affect the supply of the products our subsidiaries sell.

Our PRC subsidiaries are subject to various PRC national and local environmental regulations and requirements. Compliance with existing and new environmental regulations requires substantial resources. Changes in environmental and climate related laws or regulations could lead to additional operational restrictions and compliance requirements upon our subsidiaries, their products or services, or otherwise could negatively impact our business. We may experience future increases in the costs associated with environmental regulatory compliance to meet environmental regulatory and other compliance requirements, all of which could adversely affect our business, results of operations or financial condition.

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

While we are not aware of any data breach in the past, future cyberattacks, computer viruses or any failure to adequately maintain security and prevent unauthorized access to our information technology system or data could result in a disruption of our business operations and materially adversely affect our reputation, financial condition and operating results.

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

On December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the Draft Overseas Listing Rules. On February 17, 2023, the CSRC issued the Trial Measures and five application guidelines, or the Overseas Listing Rules, which became effective on March 31, 2023. According to the Overseas Listing Rules, among other things, all China-based companies applying for overseas securities issuance, listing and post-listing capital operations shall be subject to statutory procedures, such as filing and information reporting requirement. After making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three business days. In addition, overseas offerings and listings are prohibited for such China-based companies when any of the following applies: (a) where such securities offering and listing is explicitly prohibited by applicable PRC laws, administrative regulations and rules; (b) where a intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (c) where a domestic company intending to make a securities offering and listing, or its controlling shareholder(s) or actual controlling person(s), have committed crimes, such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy, during the past three years; (d) where a domestic company intending to make a securities offering and listing is suspected of committing crimes or major violations of laws and regulations, and is under investigation according to law, and no conclusion has yet been made thereof; (e) where there are material ownership disputes over equity held by the domestic company’s controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. The Overseas Listing Rules further provide that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Overseas Listing Rules. Overseas issuance and listings subject to the Overseas Listing Rules include direct and indirect issuance and listings. According to the Notice on the Administrative Procedures for the Filing of Overseas Offerings and Listings by Domestic Companies published by the CSRC on February 17, 2023, existing listed companies are not required to make any filings until they conduct a new offering or financing transaction in the future. A company is regarded as an existing listed company if it (a) has already completed overseas listing or offering, or (b) has already obtained the approval for the offering or listing from overseas securities regulatory authorities or stock exchanges but has not completed such offering or listing before effective date of the Overseas Listing Rules and also completes the offering or listing before September 30, 2023. On the effective date of the Overseas Listing Rules, PRC companies that have already submitted offering and listing applications but have not yet obtained the approvals from overseas securities regulators or exchanges shall make filings with the CSRC at a reasonable time before the completion of the offerings or listings. We believe that our offering and the listing of our shares on Nasdaq Capital Market would be deemed an indirect overseas offering and listing under the Overseas Listing Rules and will be required to complete the filing procedures and submit the relevant information to CSRC if we cannot obtain the approvals for this offering and listing from the U.S. securities regulators or the Nasdaq before the Overseas Listing Rules become effective. As of the date of this report, the Overseas Listing Rules have not become effective and we are not required to complete the filing procedures if we obtain the approvals for this offering and listing from the U.S. securities regulators and the Nasdaq before the Overseas Listing Rules take effect and complete this offering and begin the trading of our securities on the Nasdaq before September 30, 2023. In addition, after the Overseas Listing Rules take effect, even if we are required to complete the filing procedures, we would only need to submit the filing materials and no CSRC approval would be required under the rules. Because we are relying on an opinion of counsel, there is uncertainty inherent in relying on an opinion of counsel in connection with whether we are required to obtain permissions from a governmental agency that is required to approve of our operations and/or listings. In the event that an government approval is required, we cannot assure you that we will be able to receive clearance in a timely manner, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our shares to significantly decline in value or become worthless.

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

Our current auditor, YCM CPA, an independent registered public accounting firm that is headquartered in the Irvine, California, with offices in China, is a firm registered with the PCAOB and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. YCM CPA has been subject to PCAOB inspections on a regular basis and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination.

Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit YCM CPA to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, we would fail to meet the PCAOB’s requirements. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections or investigations of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

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

We reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” For the years ended December 31, 2023 and 2022, we had foreign currency translation loss of $240,510 and foreign currency translation loss of $807,766, respectively. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The goal of our cybersecurity risk management strategy is to protect the privacy, integrity and availability of our systems, information and data. Our subsidiaries are required to comply with rapidly evolving and complex PRC laws and regulations with respect to cybersecurity, data security and personal information protection. In response to the recent changes in the regulatory requirements, we have designed a data and information protection mechanism as part of our risk management process and efforts. The measures include the following main components: (i) enhancing data security technical measures by the introduction of an extended verification (EV) SSL certificate at the user information security technology implementation level, offering strong encryption technology and extended verification function, and providing security guarantee for online transactions; (ii) improving the technical level protection and the monitoring mechanism for data use, and for the data modules related to user information in the e-commerce platform system, using MD5 irreversible encryption for storage and display of information security sensitive fields; (iii) developing a complete personal information operating process and system and designating personnel for information security; (iv) developing a user information collection, storage and user rules and privacy agreement, following the “inform + express consent” model, informing users of the purpose, method and scope of information collection and use, as well as the channels for inquiring and correcting inaccuracies in information and data; (v) conducting assessments on technology, operational risks and system common issues, and data security governance; (vi) engaging a data security service organization to conduct an annual data security assessment and providing disclosure and updates to all stakeholders; (vii) establishing an emergency plan for personal information security incidents, which includes an emergency response mechanism for security incidents, incident impact assessment and mitigation measures, and emergency response training and drills; (viii) providing periodic training to employees; and (ix) promoting consumer data protection awareness.  We have implemented and are in the process of implementing these measures.

Governance

The Company’s board of directors has oversight responsibility for the Company’s overall risk management, including cybersecurity risks, and has not delegated oversight authority for cybersecurity risks to any committee. Our management, led by our Chief Executive Officer and Chief Financial Officer, is responsible for assessing cybersecurity risks and supervising relevant personnel with respect to our efforts and measures with the aim we have an appropriate cybersecurity strategy to assess and manage those risks, including responding to attacks or breaches. Our Chief Executive Officer and Chief Financial Officer meet periodically with the individuals charged with the day-to-day operations supervisory responsibilities including IT operations and infrastructure regarding cybersecurity to review and assess potential issues and any changes needed to be made related to our information technology system and cybersecurity measures. Cybersecurity awareness trainings are provided for all employees.

In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we face potential cybersecurity threats that, if realized, would materially affect us. These threats include but are not limited to ransomware and malware attacks, and compromised business email and other social engineering threats. Our suppliers, customers, contractors and business partners also face similar cybersecurity risks, which could have an adverse impact on our business. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors - While we are not aware of any data breach in the past, future cyberattacks, computer viruses or any failure to adequately maintain security and prevent unauthorized access to our information technology system or data could result in a disruption of our business operations and materially adversely affect our reputation, financial condition and operating results.”

Item 2. Properties

Our principal executive offices are located at 16th Floor, Building 2, A+Building, 139 Liansheng Road, Humen Town, Dongguan City, Guangdong Province, China 523900, with an aggregate leased space of 599 square meters. The current lease expires on May 6, 2026. The current monthly rental is RMB28,932 (approximately $4,484).

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

As of December 31, 2023, the Company had a total of twenty-one operating lease agreements for three office spaces, one warehouse and seventeen retail stores in the PRC with remaining lease terms ranging from 6 months to 40 months.

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

Stockholders of Record

As of April 15, 2024, there were 406 stockholders of record of our issued and outstanding shares of common stock.

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

During the year 2023, the Company conducted its business in generally one revenue stream: product sales – wine, water, water purifier and other F&B products, with majority of the sales transactions were conducted offline.

Results of Operations

	Years ended December 31,
	2023	2022	Change
Net revenues	$4,236,565	$9,234,079	$(4,997,514)
Cost of revenues	(2,255,306)	(4,593,405)	(2,338,099)
Gross profit	1,981,259	4,640,674	(2,659,415)
Operating expense	(6,137,486)	(6,590,240)	(452,754)
Other income	19,862	10,811	9,051
Other expense	(38,389)	(31,444)	(6,945)
Income taxes	(96,445)	(186,480)	(90,035)
Net loss	(4,271,199)	(2,156,679)	(2,114,520)
Net loss attributable to noncontrolling interests	(224,584)	(213,956)	(10,628)
Net loss attributable to Fortune Valley Treasures, Inc.	$(4,046,615)	$(1,942,723)	$(2,103,892)

Net Revenues

Net revenues totaled $4,236,565 and $9,234,079 for the years ended December 31, 2023 and 2022, respectively, reflecting a decrease of $4,997,514, or 54%. The decrease in product sales was primarily due to a decline in market demand resulting from the sluggish economic environment and slow recovery in China’s economy as compared to the same period of the prior year. And in order to attract new customers, the Company has lowered the unit sales prices of wine products since April 2023, which has also contributed to the decline in the net revenue.

Cost of Revenues

Cost of revenues totaled $2,255,306 and $4,593,405 for the years ended December 31, 2023 and 2022, respectively, representing a decrease of $2,338,099, or 51%. The decrease in the cost of revenues was due to the lower product sales volume in line with our revenue decrease.

Gross Profit

Gross profit was $1,981,259 and $4,640,674 for the years ended December 31, 2023 and 2022, respectively. Gross profit margin decreased to 47% for the year ended December 31, 2023 from 50% for the corresponding period in 2022 primarily due to the decrease in the net revenues.

Operating Expenses

General and administrative expenses totaled $6,137,486 and $6,590,240 for the years ended December 31, 2023 and 2022, respectively, representing a decrease of $452,574, or 7%. The decrease in operating expenses was mainly due to the decrease in professional service fees, and impairment loss on goodwill.

Net Loss

Net loss totaled $4,271,199 and $2,156,679 for the years ended December 31, 2023 and 2022, respectively, representing an increase in net loss of $2,114,520, of 98%. The increase in net loss was a result of the factors described above.

Liquidity and Capital Resources

Working Capital

	Years Ended December 31,
	2023	2022	Change
Total current assets	$5,083,189	$6,871,091	$(1,787,902)
Total current liabilities	3,851,925	2,484,582	1,367,343
Working capital	$1,231,264	$4,386,509	$(3,155,245)

As of December 31, 2023, we had working capital of $1,231,264 as compared to working capital of $4,386,509 as of December 31, 2022. We had total current assets of $5,083,189 consisting of cash on hand of $288,255, accounts receivables of $3,118,892, inventory of $32,587, and prepayments and other current assets of $1,643,455, compared to total current assets of $6,871,091 as of December 31, 2022. The decrease was mainly due to the decrease in accounts receivable, and prepayments and other current assets. We had current liabilities of $3,851,925 consisting of operating lease obligations of $136,619, accounts payable of $583,887, accrued liabilities of $627,457, current portion of bank and other borrowings of $458,023, income tax payable of $1,453, customer advance of $1,364,260 and amount due to related parties of $680,226 compared to total current liabilities of $2,484,582 as of December 31, 2022.

The Company’s net losses were $4,271,199 and $2,156,679, respectively, for the years ended December 31, 2023 and 2022.

Cash Flows

	Years Ended December 31,
	2023	2022	Change
Cash flows provided by (used in) operating activities	$(179,210)	$6,927	$(186,137)
Cash flows provided by (used in) investing activities	(4,879)	(10,110)	5,231
Cash flows provided by financing activities	236,605	66,120	170,485
Effect of exchange rate changes on cash and cash equivalents	70,054	(20,415)	90,469
Net changes in cash and cash equivalents	$122,570	$42,522	$80,048

Cash Flow from Operating Activities

Cash flow used in operating activities for the year ended December 31, 2023 was $179,210, as compared to the amount of $6,927 provided by operating activities for the year ended December 31, 2022, reflecting a decrease of $186,137. Such decrease was mainly due to less net revenue we generated during the year of 2023 than 2022.

Cash Flow from Investing Activities

Cash flow used in investing activities was $4,879 for the year ended December 31, 2023, compared to the cash flow used in investing activities $10,110 for the year ended December 31, 2022. The decrease in net cash flow used in investing activities was mainly due to the less cash used in purchase of fixed assets and intangible assets in the year of 2023 than 2022.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $236,605 for the year ended December 31, 2023, compared to cash flow provided by financing activities of $66,120 for the year ended December 31, 2022. The increase in net cash provided by financing activities was mainly due to the increase in net proceeds of bank and other borrowings.

Capital requirement for short term and long term

As of December 31, 2023, the Company financed capital requirement through trust and commercial banks in PRC for further expansion, details are as follows:

	December 31, 2023	December 31, 2022
Loan from a trust in PRC	$20,343	$60,049
China Construction Bank	475,121	276,447
WeBank	129,396	77,220
Guangdong Nanyue Bank	24,164	67,375
Bank of Ningbo	21,041	-
Aggregate outstanding principal balances	$670,065	$481,091
Less: current portion	458,023	422,653
Total non-current borrowings	$212,042	$58,438

Other Material Cash requirement

In addition to the financing arrangements discussed above, FVTI is a party to numerous contracts and arrangements obligating it to make cash payments in future years. FVTI expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represents material expected cash requirements recorded on FVTI’s Consolidated Balance Sheets at December 31, 2023. Such obligations include:

Operating lease obligation – See Note 10 to the Consolidated Financial Statement.

Trends, commitment and uncertainties that likely to result in material changes in liquidity

Except the issues mentioned above, FVTI has no other uncertainties that likely to result in material changes in liquidity based on management’s understanding and knowledge.

Critical Accounting Policies and Estimates

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023. However, we consider our critical accounting policies to be those related to revenue recognition, allowance of doubtful accounts and impairment of intangible asset and goodwill.

Our critical estimates include estimates used to review the Company’s goodwill impairments and estimations of recoverability for intangible asset, and bad debt expense incurred for allowance reserved for doubtful accounts, including prepayments and deposits paid. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The disclosure with respect to the change in our independent accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2024. As previously reported, there were no disagreements or any reportable events to disclose.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of December 31, 2023, our internal control over financial reporting is not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures or actions:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the year ended December 31, 2023, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report.

Name	Age	Position with the Company
Yumin Lin	55	Chairman of the Board, Chief Executive Officer, President and Secretary
Kaihong Lin	50	Chief Financial Officer, Treasurer and Director
Jianwei Lin (1)(2)(3)	40	Independent Director
Bin Li (2)(3)	56	Independent Director
Anthony S. Chan (1)(2)	59	Independent director
Chaoping Chen (3)	53	Independent Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Anthony S. Chan was appointed as an Independent Director on October 26, 2021. Mr. Chan is a certified public accountant registered with the State of New York and a seasoned finance executive with over 30 years of professional experience in auditing, financial reporting and business advisory. Mr. Chan is the Chief Financial Officer of Sharing Services Global Corporation (OTC: SHRG) and President of CA Global Consulting Inc., a company he co-founded in February 2014. Since February 2020, he has been serving as the Director of Assurance and Advisory Services at Wei, Wei & Co., LLP., a full-service CPA firm registered with the PCAOB. From February 2022 to March 2024, Mr. Chan was the Chief Operating Officer of Alset Inc. (Nasdaq: AEI). From July 2019 to January 2020, Mr. Chan served as the Chief Financial Officer of SPI Energy Co. Ltd (Nasdaq: SPI). From October 2017 to March 2019, Mr. Chan served as the Chief Financial Officer of Helo Corp. (OTC Pink: HLOC). From September 2013 to November 2015, Mr. Chan served as an Executive Vice President, Director and Acting CFO of Sino-Global Shipping America, Ltd. (Nasdaq: SINO). From February 2005 to August 2013, Mr. Chan was a partner at three full-service CPA firms in New York, including UHY LLP (from September 2012 to August 2013), Friedman LLP (from September 2011 to July 2012) and Berdon LLP (from February 2005 to August 2011). Prior to that, he had held executive and professional positions at various U.S.-based companies including Primedia Inc, National Broadcasting Company, Arthur Anderson, KPMG, and PwC. Mr. Chan holds an MBA in Finance and Investments from Baruch College of the City University of New York, and a Bachelor of Arts in Accounting and Economics from Queens College of the City University of New York.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2023, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Audit Committee

Our Audit Committee was established on April 9, 2021 and is composed of three of our independent directors: Jianwei Lin (Chairman until October 26, 2021, remains as member of Audit Committee), Anthony S. Chan (Chairman since October 26, 2021) and Chaoping Chen. Mr. Chan qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Oversee the Company’s accounting and the financial reporting processes;
●	Oversee audits of the Company’s consolidated financial statements;
●	Review and discuss with management the Company’s audited consolidated financial statements and review with management and the Company’s independent registered public accounting firm the Company’s consolidated financial statements prior to the filing with the SEC of any report containing such financial statements.
●	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;
●	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management; and
●	Take, or recommend that the board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm.

Compensation Committee

Our Compensation Committee was established on April 9, 2021 and is composed of three of our independent directors: Jianwei Lin, Anthony S. Chan and Chaoping Chen. The Compensation Committee is responsible for, among other matters:

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

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee was established on April 9, 2021 and is composed of three of our independent directors: Jianwei Lin, Bin Li and Chaoping Chen. The Corporate Governance and Nominating Committee is responsible for, among other matters:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2023, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2023 and 2022.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yumin Lin	2023	25,577	-	-	-	-	-	-	25,577
Chairman of the Board, Chief Executive Officer, President and Secretary	2022	26,858	-	-	-	-	-	-	26,858

Kaihong Lin (1)	2023	30,661	-	-		-	-	-	30,661
Chief Financial Officer, Treasurer and Director	2022	32,221	-	-		-	-	-	32,221

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

Outstanding Equity Awards

There were no outstanding equity awards, as of December 31, 2023.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

The table below sets forth the compensation received by our directors in the year ended December 31, 2023.

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jianwei Lin	3,396	-	-	-	3,396
Bin Li	3,396	-	-	-	3,396
Anthony S. Chan	30,000	-	-	-	30,000
Chaoping Chen	3,396	-	-	-	3,396
Bulin Wang(2)	1,273	-	-	-	1,273
Ramesh Ruben Louis(3)	9,600	-	-	-	9,600

(1)	This table does not include Mr. Yumin Lin, our Chief Executive Officer and director and Mr. Caihong Lin, our Chief Financial Officer and director whose compensation is fully reflected in the Summary Compensation Table.

(2)	Mr. Bulin Wang resigned as a director on May 18, 2023

(3)	Mr. Ramesh Ruben Louis resigned as a director on January 23, 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of April 15, 2024 by (i) each shareholder known by the Company to be the beneficial owner of 5% or more of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 15,655,038 shares of our common stock outstanding as of April 15, 2024.

The business address of each directors and officers listed below is 16th Floor, Building 2, A+Building, 139 Liansheng Road, Humen Town, Dongguan City, Guangdong Province, China 523900.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Officers
Yumin Lin(1)	6,501,708	41.53%
Kaihong Lin(2)	3,588	*
Anthony S. Chan	-	-
Jianwei Lin	-	-
Bin Li	-	-
Chaoping Chen	-	-
All officers and directors as a group (six persons)	6,505,296	41.55%

5% Shareholders
China Kaipeng Group Co., Ltd.(3)	5,400,000	34.49%
Minghua Cheng(4)	4,700,912	30.03%
Gaosheng Group Co., Ltd.(5)	4,362,616	27.87%

* Less than one percent.

(1)	Consists of (i) 900,000 shares of the Company’s common stock Mr. Yumin Lin holds directly, which shares were issued to Mr. Lin in our acquisition of DIGLS on April 23, 2018, (ii) approximately 4,362,616 shares held by Gaosheng Group Co., Ltd., which is solely owned by Mr. Lin who may be deemed to have the voting and dispositive power of such shares, (iii) 1,214,820 shares held by China Kaipeng Group Co., Ltd, a company Mr. Lin owns 15.88% who may be deemed to have the voting and dispositive power of such shares, and (iv) approximately 24,272 shares issued to him on December 16, 2020 in lieu of the full payment of the working capital advances and loans he made to the Company.
(2)	Consists of 3,588 shares of the Company’s common stock Mr. Kaihong Lin holds directly, of which 813 shares were issued on July 19, 2019 and 2,775 were issued on August 7, 2019 in private placements.
(3)	Minghua Cheng and Yumin Lin holds 77.5% and 22.5% of China Kaipeng Group Co., Ltd, respectively, and are deemed to hold the voting and dispositive power over the Company’s common stock held by China Kaipeng Group Co., Ltd. The business address of this company is Second Floor, Capital City Independence Avenue Mahe Victoria, Seychelles.
(4)	Consists of (i) 515,732 shares of the Company’s common stock Mr. Minghua Cheng holds directly, of which approximately 487,431 shares were issued to Mr. Cheng on June 28, 2018 in a private placement, 27,800 shares were issued on April 3, 2019 in a private placement, and 500 shares were issued on August 10, 2016 in a private placement and (ii) 4,185,180 shares held through China Kaipeng Group Co., Ltd, a company Mr. Cheng owns 77.5% who may be deemed to have the voting and dispositive power of such shares.
(5)	Yumin Lin is a 100% shareholder of Gaosheng Group Co., Ltd. and is deemed to hold the voting and dispositive power over the Company’s common stock held by Gaosheng Group Co., Ltd. The business address of this company is Second Floor, Capital City Independence Avenue Mahe Victoria, Seychelles.

The Company does not know any arrangements which may result in a change in control of the Company at a subsequent date.

Item 13. Certain Relationships, Related Transactions and Director Independence

As of December 31, 2023 and 2022, the Company had accounts receivable from related parties in amounts of $61,113 and $146,087, prepayments to related parties in the amounts of $941,978 and $1,102,861, deposits to related parties in the amounts of $536,450 and $758,445, and accounts payable to related parties in amounts of $162,310 and $80,426, respectively.

As of December 31, 2023 and 2022, the Company had outstanding payables due to its related parties in the amounts of $680,226 and $565,675, respectively, which mainly consisted of borrowings for working capital purpose. The balances were unsecured, non-interest bearing and due on demand.

During the years ended December 31, 2023 and 2022, the Company’s related parties paid expenses on behalf of the Company in the amounts of $nil and $135,774, respectively.

During the years ended December 31, 2023 and 2022, the Company sold products to its related parties in the amounts of $88,684 and $238,824, respectively, purchased goods from its related parties in the amounts of $598,457 and $1,309,553, and incurred cost of revenues from related parties in the amounts of $608,872 and $1,302,498, respectively.

During the years ended December 31, 2023 and 2022, the rental expenses to related parties were $18,609 and $20,736, respectively.

Our related parties are primarily those who are significantly influenced by the Company based on our common business relationships. For more related party transactions, see Note 3, 4, 5, 9, 10 and 11 to the accompanying consolidated financial statements.

Item 14. Principal Accountant Fees and Services

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022.

Fee Category	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees (1)	$466,280	$534,550
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$31,500	$-
All Other Fees(4)	$-	$-

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

All above audit services were pre-approved by the Audit Committee of the Board of Directors for the fiscal years ended December 31, 2023 and 2022, which concluded that the provision of such services by YCM CPA Inc., our current auditor, and MaloneBailey, LLP, our predecessor auditor, respectively, was compatible with maintenance of the firm’s independence in the conduct of its audits.

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

(3) Exhibits

Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 as amended filed with the SEC on December 5, 2014).

3.3	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2021)

4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1+	Employment Agreement, dated as of December 20, 2019, by and between Fortune Valley Treasures, Inc. and Kaihong Lin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 26, 2021)

16.1	Letter from MaloneBailey, LLP dated February 8, 2024 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on February 8, 2024)

21.1*	Subsidiaries of the registrant

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

97.1*	Fortune Valley Treasures, Inc. Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE VALLEY TREASURES, INC.
Date: April 15, 2024
	By:	/s/ Yumin Lin
	Name:	Yumin Lin
	Title:	Chief Executive Officer, President and Secretary (Principal Executive Officer)

	By:	/s/ Kaihong Lin
	Name:	Kaihong Lin
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Fortune Valley Treasures, Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fortune Valley Treasures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fortune Valley Treasures, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained net losses from its operations and has experienced negative operating cashflows in the current year, and the Company also reports an accumulated deficit as at December 31, 2023, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation of Allowance for Accounts Receivable

Description of the Matter

As described in Note 3 to the consolidated financial statements, as of December 31, 2023, the accounts receivable amounted to US$3,118,892 net of allowance for credit losses of US$1,718,960. When assessing the recoverability of accounts receivable, management comprehensively consider factors such as the aging of accounts receivable, the customer’s past repayment history and current industry situation, among others. We identified the valuation of allowance for accounts receivable as a critical audit matter because of its inherent complexity and significant judgement in assessing the credit losses.

How We Addressed the Matter in Our Audit

In order to address the matter above, our audit procedures included, among others,

(1)	Assessing the appropriateness of the Company’s methodology for estimating expected credit losses to determine whether the methodology and assumptions used in significant models are consistent with the requirements of U.S. GAAP and industry standards.

(2)	Testing the completeness and accuracy of data used in measuring the current expected credit loss and evaluating management’s accounts receivable aging policies and examining the historical and the subsequent settlements from the customers.

(3)	For the customers with significant accounts receivable balances or receivables past due, we performed research on publicly available information to identify any inconsistencies with the information management used in the assessment of impairment of accounts receivable.

(4)	Reviewing the disclosures related to expected credit loss to ensure they are complete and provide adequate information about the assumptions used and the risks associated with the Company’s credit loss estimates.

Evaluation of the Identification of Related Parties and Related Party Transactions

Description of the Matter

As disclosed in Note 9 to the consolidated financial statements, the Company engages in transactions with related parties, which are integral to its operations. These transactions include but not limited to, leases, sale and procurement of goods and services, borrowings for working capital purpose. We identified the evaluation of the identification of related parties and relate-party transactions as a critical audit matter due to the complexity and the inherent risk of omission or incomplete disclosure of related parties and their transactions. The potential for these transactions to not be conducted on arm’s length terms, along with the extensive nature of transactions.

How We Addressed the Matter in Our Audit

In order to address the matter above, our audit procedures included, among others,

(1)	Gaining and understanding of the Company’s process for identifying related parties and related-party transactions, reviewing the Company’s policies and procedures for identifying and disclosing such relationships and transactions, as well as the controls in place to ensure completeness and accuracy.

(2)	Conducting inquiries with management and those charged with governance to identify all related parties and understand the nature of transactions with these parties. We also obtained confirmations from identified related parties to corroborate the information provided by management.

(3)	For significant related-party transactions identified during the audit, we reviewed the underlying contracts and agreements to assess whether the terms and conditions were consistent with those of arm’s length transactions.

(4)	Conducting targeted searches for potential undisclosed related-party relationship using the names of the entities, key management personnel, significant shareholders and known related parties.

(5)	Reviewing the financial statement disclosures related to related parties and related-party transactions to ensure they were complete and in accordance with the relevant financial reporting framework.

/s/ YCM CPA, Inc.

We have served as the Company’s auditor since 2024.

PCAOB ID 6781

Irvine, California

April 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fortune Valley Treasures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fortune Valley Treasures, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor from 2021 to January 25, 2024.

Shenzhen, China

March 31, 2023

Fortune Valley Treasures, Inc.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

	2023	2022
Assets
Current assets
Cash and cash equivalents	$288,255	$165,685
Accounts receivable, net (including $61,113 and $146,087 from related parties as of December 31, 2023 and 2022, respectively)	3,118,892	4,797,564
Inventories	32,587	148,925
Prepayments and other current assets, net (including $941,978 and $1,102,861 to related parties as of December 31, 2023 and 2022, respectively)	1,643,455	1,758,917
Total current assets	5,083,189	6,871,091

Non-current assets
Deposits paid, net (including $536,450 and $758,445 to related parties as of December 31, 2023 and 2022, respectively)	618,456	1,121,302
Property and equipment, net	83,706	97,890
Operating lease right-of-use assets	248,626	297,232
Operating lease right-of-use assets, related parties	63,553	75,300
Intangible assets, net	151,639	370,926
Goodwill	-	454,201
Total Assets	$6,249,169	$9,287,942

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations - current	$119,633	$110,201
Operating lease obligations, related parties - current	16,986	16,629
Accounts payable (including $162,310 and $80,426 to related parties as of December 31, 2023 and 2022, respectively)	583,887	688,822
Accrued liabilities	627,457	502,389
Bank and other borrowings - current	458,023	422,653
Income tax payable	1,453	38,879
Customer advances	1,364,260	139,334
Due to related parties	680,226	565,675
Total current liabilities	3,851,925	2,484,582

Non-current liabilities
Operating lease obligations – non-current	153,487	189,957
Operating lease obligations, related parties – non-current	40,877	55,056
Bank and other borrowings	212,042	58,438
Total Liabilities	4,258,331	2,788,033

Stockholders’ Equity
Common stock, 150,000,000 shares authorized, 15,655,038 shares issued and outstanding as of December 31, 2023 and 2022	15,655	15,655
Additional paid-in capital	11,061,233	11,061,233
Accumulated deficit and statutory reserves	(8,551,019)	(4,504,404)
Accumulated other comprehensive income (loss)	(406,190)	(180,826)
Total Fortune Valley Treasures, Inc. stockholders’ equity	2,119,679	6,391,658
Noncontrolling interests	(128,841)	108,251
Total Stockholders’ Equity	1,990,838	6,499,909

Total Liabilities and Stockholders’ Equity	$6,249,169	$9,287,942

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years ended December 31, 2023 and 2022

	2023	2022

Net revenues (including $88,684 and $238,824 from related parties for the years ended December 31, 2023 and 2022, respectively)	$4,236,565	$9,234,079
Cost of revenues (including $608,872 and $1,302,498 from related parties for the years ended December 31, 2023 and 2022, respectively)	2,255,306	4,593,405
Gross profit	1,981,259	4,640,674

Operating expenses:
Selling and distribution expenses	57,422	61,047
General and administrative expenses	5,636,052	4,685,932
Impairment loss on intangible asset	-	979,428
Impairment loss on goodwill	444,012	863,833

Operating loss	(4,156,227)	(1,949,566)

Other income (expense):
Other income	19,784	10,551
Interest income	78	260
Interest expense	(38,389)	(31,444)
Other expense, net	(18,527)	(20,633)

Loss before income tax	(4,174,754)	(1,970,199)

Income tax expense	96,445	186,480

Net loss	$(4,271,199)	$(2,156,679)
Less: Net loss attributable to noncontrolling interests	(224,584)	(213,956)
Net loss attributable to Fortune Valley Treasures, Inc.	(4,046,615)	(1,942,723)

Other comprehensive loss:
Foreign currency translation loss	(237,872)	(807,766)

Total comprehensive loss	(4,509,071)	(2,964,445)
Less: comprehensive loss attributable to noncontrolling interests	(237,092)	(296,591)
Comprehensive loss attributable to Fortune Valley Treasures, Inc.	$(4,271,979)	$(2,667,854)

Earnings (loss) per share
Basic and diluted loss per share	$(0.26)	$(0.12)
Basic and diluted weighted average shares outstanding	15,655,038	15,655,038

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years ended December 31, 2023 and 2022

	No. of Shares*	Common Stock*	Additional Paid-in Capital*	Accumulated Deficit and Statutory Reserves	Accumulated Other Comprehensive Income (Loss)	Non controlling Interests	Total Stockholders’ Equity
Balance as of December 31, 2021	15,655,038	$15,655	$11,061,233	$(2,561,681)	$544,305	$404,842	$9,464,354
Foreign currency translation adjustment	-	-	-	-	(725,131)	(82,635)	(807,766
Net loss	-	-	-	(1,942,723)	-	(213,956)	(2,156,679
Balance as of December 31, 2022	15,655,038	$15,655	$11,061,233	$(4,504,404)	$(180,826)	$108,251	$6,499,909
Foreign currency translation adjustment	-	-	-	-	(225,364)	(12,508)	(237,872)
Net loss	-	-	-	(4,046,615)	-	(224,584)	(4,271,199)
Balance as of December 31, 2023	15,655,038	$15,655	$11,061,233	$(8,551,019)	$(406,190)	$(128,841)	$1,990,838

See accompanying notes to the consolidated financial statements

Fortune Valley Treasures, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities
Net loss	$(4,271,199)	$(2,156,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	243,865	852,883
Non-cash lease expense	50,693	172,314
Allowance for doubtful accounts	3,355,805	2,564,686
Impairment loss on intangible asset	-	979,428
Impairment loss on goodwill	444,012	863,833
Changes in operating assets and liabilities
Accounts receivable	(168,106)	(2,417,438)
Inventories	112,862	(76,524)
Prepayments and other current assets, net	(1,075,718)	(1,033,644)
Due from related parties	-	24,958
Deposits paid, net	(9,688)	(251,545)
Accounts payable	(87,046)	482,213
Due to related parties	(77,006)	(162,018)
Customer advances	1,233,751	(218,717)
Accrued liabilities	136,250	531,332
Income tax payable	(36,548)	15,660
Operating lease obligations	(31,137)	(163,815)
Cash provided by (used in) operating activities	(179,210)	6,927

Cash flows from investing activities
Acquisition of intangible asset	-	(7,511)
Purchase of property and equipment	(4,879)	(2,599)
Net cash used in investing activities	(4,879)	(10,110)

Cash flows from financing activities
Borrowings from a revolving credit line	(6,084)	148,606
Borrowings from bank loans	375,009	135,499
Borrowings from a third party	-	80,338
Repayments to related parties	-	(154,510)
Repayments to bank loans	(100,768)	(61,184)
Repayments to a third party	(31,552)	(82,629)
Net cash provided by financing activities	236,605	66,120

Effect of exchange rate changes on cash and cash equivalents	70,054	(20,415)
Net changes in cash and cash equivalents	122,570	42,522
Cash and cash equivalents–beginning of the year	165,685	123,163

Cash and cash equivalents–end of the year	$288,255	$165,685

Supplementary cash flow information:
Interest paid	$38,389	$31,444
Income taxes paid	$178,966	$166,516

Non-cash investing and financing activities
Expenses paid by related parties on behalf of the Company	$-	$135,774
Remeasurement of the operating lease obligation and right-of-use asset due to lease modification	$32,875	$-
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$123,829	$94,285
Liabilities assumed in connection with purchase of PPE	$27,611	$-

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

On April 11, 2018, the Company entered into a share exchange agreement by and among DaXingHuaShang Investment Group Limited (“DIGLS”) and its shareholders: 1.) Yumin Lin, 2.) Gaosheng Group Co., Ltd. and 3.) China Kaipeng Group Co., Ltd. whereby the Company newly issued 15,000,000 shares (given effect of the Reverse Stock Split, see Note 12) of its common stock in exchange for all the outstanding shares in DIGLS. This transaction has been accounted for as a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and DIGLS, the legal acquiree, is the accounting acquirer; accordingly, the Company’s historical statement of stockholders’ equity has been retroactively restated to the first period presented.

On March 1, 2019, the Company entered into a sale and purchase agreement (the “SP Agreement”) to acquire 100% of the shares of Jiujiu Group Stock Co., Ltd. (“JJGS”), a company incorporated under the laws of the Republic of Seychelles. The transaction closed on March 1, 2019. Pursuant to the SP Agreement, the Company issued 5 shares (given effect of the Reverse Stock Split, see Note 12) of its common stock to JJGS to acquire 100% of the shares of JJGS for a cost of $150. After the closing, JJGS became the Company’s wholly owned subsidiary. JJGS owns all of the equity interest of Jiujiu (HK) Industry Limited (“JJHK”) and Jiujiu (Shenzhen) Industry Co., Ltd. (“JJSZ”). JJGS, JJHK and JJSZ did not have any material assets or liabilities as of December 31, 2019, and they did not have any substantial operations or active business during the year ended December 31, 2019.

On June 22, 2020, the Company entered into a sale and purchase agreement along with Qianhai DaXingHuaShang Investment (Shenzhen) Co., Ltd., a company incorporated in China and a wholly-owned subsidiary of FVTI (“QHDX”), to acquire 90% of the shares of Dongguan Xixingdao Technology Co., Ltd. (“Xixingdao”), a company incorporated in the PRC, from certain shareholders of Xixingdao in exchange for 243,134 shares (given effect of the Reserve Stock Split, see Note 12) of the Company’s common stock. The Company obtained the control of Xixingdao on August 31, 2020, the shares were issued on December 28, 2020. Xixingdao became the Company’s subsidiary since August 31, 2020.

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

Liquidity and capital resources

As of December 31, 2023, the Company had working capital of $1,231,264 and accumulated deficit and statutory reserves of $8,551,019, and had incurred a net loss of $4,271,199, negative operating cashflows of $179,210 during the year ended December 31, 2023. The continuation of the Company as a going concern through December 31, 2023 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

There and other factors raise substantial double about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect to possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

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

As of December 31, 2023, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	% Owned by FVTI	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	100%	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	100%	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	100%	Investment holding	PRC
FVTL	May 31, 2011	QHDX	100%	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	100%	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	100%	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	100%	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	100%	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	100%	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	100%	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYBL”)	November 12, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Xi Drinking Water Company Ltd (“FXWL”)	March 17, 2021	Xixingdao	90%	Drinking water distribution and delivery, sales of alcoholic beverages and water purifier	PRC
Dongguan City Fu Jia Drinking Water Company Ltd (“FJWL”)	March 29, 2021	Xixingdao	90%	Drinking water distribution and delivery, sales of water purifier	PRC
Dongguan City Fu Sheng Drinking Water Company Ltd (“FSWL”)	March 29, 2021	Xixingdao	90%	Drinking water distribution and delivery, sales of water purifier	PRC
Shenzhen Fu Jin Trading Technology Company Ltd (“FJSTL”)	June 7, 2021	Xixingdao	90%	Drinking water distribution and delivery, sales of water purifier	PRC
Dongguan City Fu Li Trading Ltd (“FLTL”)	September 10, 2021	Xixingdao	90%	Drinking water distribution and delivery, sales of water purifier	PRC
Dongguan City Fu Gu Supply Chain Group Ltd (“FGGC”)	September 13, 2021	QHDX	100%	Sales of alcoholic beverages	PRC
Dongguan City Fu Zhi Gu Trading Ltd (“FZGTL”)	September 9, 2022	FVTL	100%	Trading of alcoholic beverages	PRC
Dongguan City Chang Fu Trading Ltd (“CFTL”)	September 9, 2022	FVTL	100%	Trading of alcoholic beverages	PRC
Dongguan City La Tong Trading Ltd (“LTTL”)	August 8, 2022	FVTL	100%	Trading of alcoholic beverages	PRC
Dongguan City Kai Fu Trading Ltd (“KFTL”)	September 8, 2022	FVTL	100%	Trading of alcoholic beverages	PRC

Non-controlling interests

For the Company’s consolidated subsidiaries, non-controlling interests are recognized to reflect the portion of their equity that is not attributable, directly or indirectly, to the Company as the controlling shareholder. Non-controlling interests are classified as a separate line item in the equity section of the Group’s consolidated balance sheets and have been separately disclosed in the Group’s consolidated statements of operations and comprehensive loss to distinguish the interests from that of the Company.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2023	2022
Period-end RMB:US$1 exchange rate	0.14090	0.14474
Period-average RMB:US$1 exchange rate	0.14149	0.14896

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

As of December 31, 2023 and 2022, the Company has allowance for doubtful accounts of $1,718,960 and $nil. There are amounts of $1,726,142 and $nil incurred in the allowance for doubtful accounts for the years ended December 31, 2023 and 2022, respectively.

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

The Company did not recognize any impairment of long-lived assets during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recognized an impairment loss on an intangible asset, distribution channel, in the amount of $979,428 related to Xixingdao in view of its inability to generate sufficient operating cash flows as expected. The Company used the income approach with the multi-period excess earnings valuation method with the assistance of a third-party valuation appraiser to estimate fair value, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rate.

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

During the years ended December 31, 2023 and 2022, the Company directly performed a quantitative assessment for goodwill impairment by comparing the fair value of Xixingdao to its carrying value, taking into account of the impairment of intangible asset as a triggering event. The Company used the income approach with the discounted cash flow valuation method with the assistance of a third-party valuation appraiser to estimate fair value, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rate. As a result, the impairment loss on goodwill of $444,012 and $863,833 was recognized during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the balance of goodwill is $nil.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	For the year ended December 31,
	2023	2022
Sales of liquor	$2,594,630	$3,875,500
Sales of water	883,179	3,743,146
Sales of water purifier	552,973	1,197,942
Others	205,783	417,491
Total	$4,236,565	$9,234,079

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for wines, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of December 31, 2023 and December 31, 2022, the Company had customer advances of $1,364,260 and $139,334, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $79,685 and $332,806, respectively, of customer advances in the opening balance.

Sales and distribution expenses

Sales and distribution expenses amounted to $57,422 and $61,047 for the years ended December 31, 2023 and 2022, respectively. Selling and distribution costs are expensed as incurred and included in selling expenses.

General and administrative expenses

General and administrative expenses consist primarily of salary and welfare for general and administrative personnel, rental expenses, entertainment expenses, general office expenses and professional service fees.

Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 13%. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded as VAT payable if output VAT is larger than input VAT and is recorded as VAT recoverable if input VAT is larger than output VAT. For entities that are qualified for VAT small taxpayers, entities are allowed to enjoy preferential tax rate from 3% to 1.5% for the period from January 1, 2023 to December 31, 2023. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. The Company had $1,204,787 and $1,047,959 to statutory reserves as of December 31, 2023 and 2022, respectively, which were included in accumulated deficit and statutory reserves in the Company’s consolidated balance sheets.

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

The Company also exposures to credit risk associated with its trading and other activities is measured on an individual counterparty basis, as well as by group of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, the Company generally requires payment after delivery of the goods within 90 to 120 days. Credit limits are established and exposure is monitored in light of changing counterparty and market conditions. For the years ended December 31, 2023 and 2022, no customer accounted for more than 10% of the Company’s total revenues or accounts receivable. For the year ended December 31, 2023 and 2022, the Company had three and two suppliers that accounted for more than 10% of the Company’s accounts payable and two suppliers that accounted for more than 10% of the Company’s total purchases, respectively.

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

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accounts receivable (including $70,710 and $146,087 from related parties as of December 31, 2023 and December 31, 2022, respectively)	$4,837,852	$4,797,564
Less: Doubtful allowance (including $2,602 and $nil from related parties as of December 31, 2023 and December 31, 2022, respectively)	(1,718,960)	-
Accounts receivable, net	$3,118,892	$4,797,564

Allowance for doubtful accounts movement is as follows:

	2023	2022
Beginning balance	$-	$-
Additions to allowance	1,726,142	-
Foreign currency translation adjustment	(7,182)	-
Ending balance	$1,718,960	$-

NOTE 4 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

Prepayments and other current assets consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Prepayments (including $2,769,741 and $2,255,288 to related parties as of December 31, 2023 and 2022, respectively)	$3,995,750	$3,001,866
Other current assets	2,330	4,631
Total prepayments and other current assets	3,998,080	3,006,497
Less: Allowance for doubtful accounts (including $1,827,763 and $1,152,427 to related parties as of December 31, 2023 and 2022, respectively)	(2,354,625)	(1,247,580)
Prepayments and other current assets, net	$1,643,455	$1,758,917

Balance of prepayments represented the advanced payments to suppliers including related party suppliers.

Allowance for doubtful accounts movement is as follows:

	2023	2022
Beginning balance	$1,247,580	$-
Additions to allowance	1,169,058	1,284,005
Foreign currency translation adjustment	(62,013)	(36,425)
Ending balance	$2,354,625	$1,247,580

NOTE 5 – DEPOSITS PAID, NET

Deposits paid consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Deposits paid (including $1,597,060 and $1,628,511 to related parties as of December 31, 2023 and 2022, respectively)	$2,312,622	$2,365,652
Less: Allowance for doubtful accounts (including $1,060,610 and $870,066 to related parties as of December 31, 2023 and 2022, respectively)	(1,694,166)	(1,244,350)
Deposits paid, net	$618,456	$1,121,302

Allowance for doubtful accounts movement is as follows:

	2023	2022
Beginning balance	$1,244,350	$-
Additions to allowance	484,800	1,280,681
Foreign currency translation adjustment	(34,984)	(36,331)
Ending balance	$1,694,166	$1,244,350

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Office equipment	$106,225	$116,520
Leasehold improvement	114,495	126,386
Motor Vehicle	32,393	-
Property and equipment	253,113	242,906
Less: Accumulated depreciation	(169,407)	(145,016)
Property and equipment, net	$83,706	$97,890

Depreciation expense, which was included in general and administrative expenses, for the years ended December 31, 2023 and 2022 was $34,332 and $46,344, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	2023	2022
Distributor channel	$3,035,029	$3,117,635
Others	25,601	27,809
Total intangible assets	3,060,630	3,145,444
Less: Accumulated amortization	(1,982,560)	(1,822,875)
Less: Impairment loss	(926,431)	(951,643)
Total	$151,639	$370,926

Amortization expense for the years ended December 31, 2023 and 2022 was $209,533 and $806,539, respectively, included in cost of revenues and general and administrative expenses. During the years ended December 31, 2023 and 2022, the Company recognized impairment loss of $nil and $979,428, respectively.

As of December 31, 2023, the future estimated amortization costs for intangible assets are as follows:

Year ending December 31,	2023
2024	$140,523
2025	5,086
2026	5,086
2027	944
Total	$151,639

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $289,855), and 16.5% on any part of assessable profits over HK$2,000,000. For the years ended December 31, 2023 and 2022, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

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

The components of the income tax provision are as follows:

	2023	2022
Current:
– United States of America	$31,761	$(41,444)
– Seychelles
– Hong Kong		-
– The PRC	64,684	227,924

Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-
Total	$96,445	$186,480

A summary of United States and foreign income (loss) before income taxes was composed of the following:

	2023	2022
Income (loss) attributed to PRC operations	$(3,501,303)	$(766,083)
Loss attributed to Seychelles and Hong Kong	(160)	(19)
Loss attributed to U.S.	(673,291)	(1,204,097)
Income (loss) before tax	$(4,271,199)	$(1,970,199)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2023 and 2022:

	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
Income tax difference under different tax jurisdictions	-0.3%	-9.3%
PRC tax exemption for qualified small-scale and low-profit enterprises	6.2%	52.5%
Valuation allowance on deferred income tax assets	0.9%	-3.1%
Amortization and impairment loss not deductible for tax purposes	15.5%	-28.2%
Expenses not deductible for tax purpose	-16.3%	-27.3%
Impact of GILTI	-1.6%	-10.7%
Others	-0.2%	-4.4%
The Company’s effective tax rate	25.2%	-9.5%

The effective tax rate in the years presented is the result of the mix of income and loss recognized in various tax jurisdictions that apply a broad range of income tax rates.

The significant components of deferred taxes of the Company are as follows:

	As of
	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carry forwards	$-	$-
-United States	-	-
-Hong Kong	-	-
-PRC	39,207	61,762
Gross deferred tax assets	39,207	61,762
Less: valuation allowance	(39,207)	(61,762)
Total deferred tax assets, net	$-	$-

NOTE 9 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of December 31, 2023 and 2022 are as follows:

		2023	2022
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director and majority shareholder	$341,831	$389,051
Ms. Xiulan Zhou	Manager of a subsidiary	2,118	508
Mr. Huagen Li	Manager of a subsidiary	2,254	2,316
Mr. Guodong Jia	Manager of a subsidiary	7,479	2,342
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	15	16
Mr. Anping Chen	Manager of a subsidiary	12,798	1,290
Mr. Jiangwei Jia	Manager of a subsidiary	10,449	3,678
Mr. Yuwen Li	Vice President	122,327	64,924
Ms. Lihua Li	Manager of a subsidiary	14,907	-
Shenzhen DaXingHuaShang Industry Development Ltd.	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industry Development Ltd.	84,541	86,842
Ms. Chunxiang Zhang	Manager of a subsidiary	6,810	998
Mr. Meng Xue	Manager of a subsidiary	8,204	5,449
Ms. Shuqin Chen	Manager of a subsidiary	18,171	1,358
Mr. Zhipeng Zuo	Manager of a subsidiary	10,103	59
Mr. Deqin Ke	Manager of a subsidiary	-	724
Mr. Aisheng Zhang	Manager of a subsidiary	28,751	2,320
Mr. Zhihua Liao	Manager of a subsidiary	9,468	3,800
		$680,226	$565,675

Revenues generated from related parties during the years ended December 31, 2023 and 2022 are as follows:

		2023	2022
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$481	$777
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director and majority shareholder	-	492
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	14	133
Mr. Zihao Ye	Manager of a subsidiary	-	658
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	397	-
Mr. Jianglong Xiong	Manager of a subsidiary	-	18
Dongguan Humen Shuiyan Drinking Water Store	Ms. Shuiyan Li, a shareholder of the Company, is the controlling shareholder of Dongguan Humen Shuiyan Drinking Water Store	37,135	139,172
Dongguan Huanhai Trading Co., Ltd.	Mr. Weihong Ye, a manager of a subsidiary, is the controlling shareholder of Dongguan Huanhai Trading Co., Ltd.	21,507	27,522
Dongguan Hualianguan Chemical Co., Ltd.	Mr. Weihong Ye, a manager of a subsidiary, is the controlling shareholder of Dongguan Hualian Guanhua Gong Co., Ltd.	14,502	56,920
Guangdong Yuexin Jiaotong Construction Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Guangdong Yuexin Jiaotong Construction Co., Ltd.	14,329	13,132
Mr. Yuwen Li	Vice President	319	-
		$88,684	$238,824

Cost of revenues from related parties during the years ended December 31, 2023 and 2022 is as follows:

		2023	2022
Dongguan Anxiang Technology Co., Ltd.	Significant influenced by the Company	$98,119	$225,721
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significant influenced by the Company	142,349	305,645
Dongguan Baxi Food Distribution Co., Ltd.	Significant influenced by the Company	104,973	40,931
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significant influenced by the Company	29,630	120,654
Dongguan Pengqin Drinking Water Co., Ltd.	Significant influenced by the Company	26,330	124,502
Dongguan Tailai Trading Co., Ltd.	Significant influenced by the Company	91,664	142,331
Dongguan Dalingshan Runxin Drinking Water Store	Significant influenced by the Company	13,905	52,825
Dongguan Dengqinghu Drinking Water Store	Significant influenced by the Company	3,291	2,799
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	98,611	287,090
		$608,872	$1,302,498

Purchases from related parties during the years ended December 31, 2023 and 2022 are as follows:

		2023	2022
Dongguan Anxiang Technology Co., Ltd.	Significant influenced by the Company	$97,095	$211,191
Guangdong Jiaduonuo Shengshi Tradong Co., Ltd.	Significant influenced by the Company	140,161	317,023
Dongguan Baxi Food Distribution Co., Ltd.	Significant influenced by the Company	104,973	44,312
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significant influenced by the Company	29,630	134,021
Dongguan Pengqin Drinking Water Co., Ltd.	Significant influenced by the Company	26,330	128,317
Dongguan Tailai Trading Co., Ltd.	Significant influenced by the Company	88,783	144,264
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	3,060	3,000
Dongguan Dalingshan Runxin Drinking Water Store	Significant influenced by the Company	13,905	53,782
Dongguan City Yijia Trading Limited	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	94,520	273,639
		$598,457	$1,309,549

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand.

In addition, during the years ended December 31, 2023 and 2022, these related parties paid expenses on the Company’s behalf in an amount of $nil and $135,774, respectively.

Mr. Yuwen Li, the Vice President of the Company, authorized the Company to use trademarks that were owned by him for ten years from October 5, 2019 to October 4, 2029 at no cost.

Also see Note 3, 4, 5, 10 and 11 for more transactions with related parties.

NOTE 10 – OPERATING LEASES

As of December 31, 2023, the Company has twenty-one separate operating lease agreements for three office spaces, one warehouse and seventeen stores in PRC with remaining lease terms of from 6 months to 40 months.

Two of the leases described above were entered with related parties. The operating lease entered with Ms. Qingmei Lin, a related party, is for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027 with the monthly rent expense of RMB10,000 (approximately $1,490). The operating lease agreement entered with Mr. Hongwei Ye, another related party, is for the premises in Dongguan City, PRC. The agreement covers the period from October 1, 2023 to September 30, 2026 with the monthly rent expense of RMB960 (approximately $143).

The components of lease expense and supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s consolidated statements of operations) for the years ended	December 31, 2023	December 31, 2022

Related parties	$16,195	$20,736
Non-related parties	120,907	150,804

Other information for the years ended	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease obligations	$147,001	$172,425
Weighted average remaining lease term (in years)	2.33	3.11
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of December 31, 2023 are as follows:

Year ending December 31,
2024	$142,417
2025	129,968
2026	64,206
2027	5,636
Thereafter	-
Total lease payment	342,227
Less: Imputed interest	(11,244)
Operating lease obligations	$330,983

Lease expenses were $137,102 and $171,540 for the years ended December 31, 2023 and 2022, respectively.

NOTE 11 – BANK AND OTHER BORROWINGS

In August 2020, the Company obtained a revolving credit line in the principal amount of RMB910,000 (approximately $139,000 when borrowed) from China Construction Bank, which bears interest at 4.10%. The credit line is guaranteed by Xiulan Zhou, a related party, and pledged by her property. The maturity date is on August 7, 2023. As of December 31, 2023, the Company had repaid this bank loan in full to the China Construction Bank.

In November 2021, the Company obtained a bank loan in the principal amount of RMB500,000 (approximately $79,000 when borrowed) from Shenzhen Qianhai Webank Co., Ltd. (“WeBank”), which bears interest at 3.6%. The maturity date is on December 11, 2021. On December 11, 2021, the Company and WeBank agreed to extend the maturity date of the loan to December 21, 2023 and increase the principal amount to RMB500,750 (approximately $79,000 when borrowed) reflecting the accrued interest. The loan is guaranteed by Yumin Lin and bears interest at 10.71%. As of December 31, 2023, the Company had repaid this bank loan in full to the WeBank.

In May 2022, the Company obtained a revolving credit line in the principal amount of RMB1,000,000 (approximately $149,000 when borrowed) from China Construction Bank, which bears interest at 4.45%. The credit line is guaranteed by Xiulan Zhou, a related party. The maturity date is on May 26, 2023. As of December 31, 2023, the Company had repaid this bank loan in full to the China Construction Bank.

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

On July, 2022, the Company obtained a loan in the principal amount of RMB380,000 (approximately $57,000 when borrowed) from Huaneng Guicheng, which bears interest at 12.6%. The loan is guaranteed by Yumin Lin. The maturity date is on July 21, 2024.

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

In November 2023, the Company obtained a bank loan in the principal amount of RMB440,000 (approximately $62,000 when borrowed) from WeBank, which bears interest at 7.92%. The loan is guaranteed by Jianglong Xiong. The maturity date is on November 16, 2025.

The balance of the loans borrowed as of December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Bank loan from the trust in PRC	$20,343	$60,049
China Construction Bank	475,121	276,447
Guangdong NanYue Bank	24,164	67,375
WeBank	129,396	77,220
Bank of Ningbo	21,041	-
Aggregate outstanding principal balances	670,065	481,091
Less: current portion	458,023	422,653
Non-current portion	$212,042	$58,438

The total interest expense was $38,389 and $31,444 for the years ended December 31, 2023 and 2022, respectively.

Future minimum loan payments as of December 31, 2023 are as follows:

Year ending December 31,
2024	$367,178
2025	140,507
2026	154,144
2027	5,066
Thereafter	3,170
Total	$670,065

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

NOTE 13 - SUBSEQUENT EVENTS

In February 2024, the Company obtained two bank loans, both in the principal amount of RMB270,000 (approximately $38,000 when borrowed) from WeBank, which bears interest at 7.92%. The loans are both guaranteed by Jianglong Xiong. The maturity dates are both on February 22, 2026.

