Form 10-Q
period 2024-03-31
Fortune Valley Treasures, Inc.
filed 2024-05-20
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-55555

Fortune Valley Treasures, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	32-0439333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16th Floor, Building 2, A+Building

No. 139 Liansheng Road, Humen Town

Dongguan City, Guangdong Province, China 523000

(Address of principal executive offices, including zip code)

(86) 769-85729133

(Registrant’s phone number, including area code)

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

Yes ☐ No ☒

As of May 17, 2024, there were 15,655,038 shares, par value $0.001, of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,785	$288,255
Accounts receivable, net (including $42,956 and $61,113 from related parties as of March 31, 2024 and December 31, 2023, respectively)	2,528,983	3,118,892
Inventories	25,146	32,587
Prepayments and other current assets, net (including $873,085 and $941,978 to related parties as of March 31, 2024 and December 31, 2023, respectively)	1,527,126	1,643,455
Total current assets	4,098,040	5,083,189

Non-current assets
Deposits paid, net (including $527,304 and $536,450 to related parties as of March 31, 2024 and December 31, 2023, respectively)	603,716	618,456
Property and equipment, net	74,124	83,706
Operating lease right-of-use assets	215,959	248,626
Operating lease right-of-use assets, related parties	58,984	63,553

Intangible assets, net	97,776	151,639
Total Assets	$5,148,599	$6,249,169

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations – current	$82,185	$119,633
Operating lease obligations, related parties - current	16,832	16,986

Accounts payable (including $194,550 and $162,310 to related parties as of March 31, 2024 and December 31, 2023, respectively)	495,227	583,887
Accrued liabilities	671,722	627,457
Bank and other borrowings - current	424,604	458,023
Income tax payable	-	1,453
Customer advances	1,350,606	1,364,260
Due to related parties	779,660	680,226
Total current liabilities	3,820,836	3,851,925

Non-current liabilities
Operating lease obligations – non-current	123,821	153,487
Operating lease obligations, related parties – non-current	35,921	40,877
Bank and other borrowings	247,594	212,042
Total Liabilities	4,228,172	4,258,331

Stockholders’ Equity
Common stock, 150,000,000 shares authorized, 15,655,038 shares issued and outstanding as of March 31, 2024 and December 31, 2023	15,655	15,655
Additional paid-in capital	11,061,233	11,061,233
Accumulated deficit and statutory reserves	(9,550,550)	(8,551,019)
Accumulated other comprehensive loss	(475,414)	(406,190)
Total Fortune Valley Treasures, Inc. stockholders’ equity	1,050,924	2,119,679
Noncontrolling interests	(130,497)	(128,841)
Total Stockholders’ Equity	920,427	1,990,838

Total Liabilities and Stockholders’ Equity	$5,148,599	$6,249,169

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three months ended March 31,
	2024	2023

Net revenues (including $3,844 and $26,750 from related parties for the three months ended March 31, 2024 and 2023, respectively)	$267,822	$1,635,289

Cost of revenues (including $87,912 and $228,982 from related parties for the three months ended March 31, 2024 and 2023, respectively)	212,889	677,367
Gross profit	54,933	957,922

Operating expenses:
Selling and distribution expenses	12,597	13,242
General and administrative expenses	1,035,277	951,395

Operating loss	(992,941)	(6,715)

Other income (expense):
Other income	2,994	1,774
Interest income	30	31
Interest expense	(10,844)	(9,292)
Other expense, net	(7,820)	(7,487)

Loss before income tax	(1,000,761)	(14,202)

Income tax expense	319	74,974

Net loss	$(1,001,080)	$(89,176)
Less: Net loss attributable to noncontrolling interests	(1,549)	(357)
Net loss attributable to Fortune Valley Treasures, Inc.	(999,531)	(88,819)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(69,331)	45,472

Total comprehensive loss	(1,070,411)	(43,704)
Less: Comprehensive loss attributable to noncontrolling interests	(1,656)	(175)
Comprehensive loss attributable to Fortune Valley Treasures, Inc.	$(1,068,755)	$(43,529)

Earnings (loss) per share
Basic and diluted earnings (loss) per share	$(0.06)	$(0.01)
Basic and diluted weighted average shares outstanding	$15,655,038	$15,655,038

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2023	15,655,038	$15,655	$11,061,233	$(406,190)	$(8,551,019)	$(128,841)	$1,990,838
Net loss	-	-	-	-	(999,531)	(1,549)	(1,001,080)
Foreign currency translation adjustment	-	-	-	(69,224)	-	(107)	(69,331)
Balance as of March 31, 2024	15,655,038	$15,655	$11,061,233	$(475,414)	$(9,550,550)	$(130,497)	$920,427

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2022	15,655,038	$15,655	$11,061,233	$(180,826)	$(4,504,404)	$108,251	$6,499,909
Net income	-	-	-	-	(88,819)	(357)	(89,176)
Foreign currency translation adjustment	-	-	-	45,290	-	182	45,472
Balance as of March 31, 2023	15,655,038	$15,655	$11,061,233	$(135,536)	$(4,593,223)	$108,076	$6,456,205

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,001,080)	$(89,176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	58,560	64,294
Non-cash lease expense	32,120	34,833
Allowance for credit losses	645,054	276,769
Loss on disposal of intangible asset	-	1,526
Changes in operating assets and liabilities
Accounts receivable, net	(104,830)	(546,350)
Inventories	6,930	64,778
Prepayments and other current assets, net	88,878	(53,733)
Deposits paid, net	4,220	(11,881)
Accounts payable	(79,216)	23,682
Due to related parties	65,293	12,199
Customer advances	9,675	517
Accrued liabilities	52,682	95,903
Income tax payable	(1,438)	(6,716)
Operating lease obligations	(67,014)	(41,550)
Net cash used in operating activities	(290,166)	(174,905)

Cash flows from investing activities
Acquisition of intangible asset	-	(702)
Net cash provided by (used in) investing activities	-	(702)

Cash flows from financing activities
Borrowings from and repayments to revolving credit lines, net	-	67,963
Borrowings from bank loans	75,278	-
Repayments of bank loans	(96,347)	(27,062)
Borrowings from and repayments to third party, net	40,410	(9,884)
Net cash provided by financing activities	19,341	31,017

Effect of exchange rate changes on cash and cash equivalents	(645)	(909)
Net changes in cash and cash equivalents	(271,470)	(145,499)
Cash and cash equivalents–beginning of the period	288,255	165,685

Cash and cash equivalents–end of the period	$16,785	$20,186

Supplementary cash flow information:
Interest paid	$10,884	$9,292
Income taxes paid	$2,234	$121,883

Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$-	$25,185

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of December 31, 2023 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023, filed with the SEC on April 15, 2024 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

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

As of March 31, 2024, details of the Company’s major subsidiaries were as follows:

Entity Name	Date of Incorporation	Parent Entity	% Owned by FVTI	Nature of Operation	Place of Incorporation
DIGLS	July 4, 2016	FVTI	100%	Investment holding	Republic of Seychelles
DILHK	June 22, 2016	DIGLS	100%	Investment holding	Hong Kong, PRC
QHDX	November 3, 2016	DILHK	100%	Investment holding	PRC
FVTL	May 31, 2011	QHDX	100%	Trading of food and platform	PRC
JJGS	August 17, 2017	FVTI	100%	Investment holding	Republic of Seychelles
JJHK	August 24, 2017	JJGS	100%	Investment holding	Hong Kong, PRC
JJSZ	November 16, 2018	JJHK	100%	Trading of food	PRC
Xixingdao	August 28, 2019	QHDX	100%	Drinking water distribution and delivery	PRC
Dongguan City Fu La Tu Trade Ltd (“FLTT”)	September 27, 2020	FVTL	100%	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Gu Trade Ltd (“FXGT”)	December 2, 2020	FVTL	100%	Trading of alcoholic beverages	PRC
Dongguan City Fu Xin Technology Ltd (“FXTL”)	November 12, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Guan Healthy Industry Technology Ltd (“FGHL”)	December 21, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Jing Technology Ltd (“FJTL”)	November 17, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Xiang Technology Ltd (“FGTL”)	November 16, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Ji Food & Beverage Ltd (“FJFL”)	November 9, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Lai Food Ltd (“FLFL”)	September 27, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Yi Beverage Ltd (“FYBL”)	November 12, 2020	Xixingdao	90%	Drinking water distribution and delivery	PRC
Dongguan City Fu Xi Drinking Water Company Ltd (“FXWL”)	March 17, 2021	Xixingdao	90%	Drinking water distribution and delivery, sales of alcoholic beverages and water purifier	PRC
Dongguan City Fu Jia Drinking Water Company Ltd (“FJWL”)	March 29, 2021	Xixingdao	90%	Drinking water distribution and delivery, sales of water purifier	PRC
Dongguan City Fu Sheng Drinking Water Company Ltd (“FSWL”)	March 29, 2021	Xixingdao	90%	Drinking water distribution and delivery, sales of water purifier	PRC
Shenzhen Fu Jin Trading Technology Company Ltd (“FJSTL”)	June 7, 2021	Xixingdao	90%	Drinking water distribution and delivery, sales of water purifier	PRC
Dongguan City Fu Li Trading Ltd (“FLTL”)	September 10, 2021	Xixingdao	90%	Drinking water distribution and delivery, sales of water purifier	PRC
Guangdong Fu Gu Supply Chain Group Ltd (“FGGC”)	September 13, 2021	QHDX	100%	Trading of alcoholic beverages	PRC
Dongguan City Fu Zhi Gu Trading Ltd (“FZGTL”)	September 9, 2022	FVTL	100%	Trading of alcoholic beverages	PRC
Dongguan City Chang Fu Trading Ltd (“CFTL”)	September 9, 2022	FVTL	100%	Trading of alcoholic beverages	PRC
Dongguan City La Tong Trading Ltd (“LTTL”)	August 8, 2022	FVTL	100%	Trading of alcoholic beverages	PRC
Dongguan City Kai Fu Trading Ltd (“KFTL”)	September 8, 2022	FVTL	100%	Trading of alcoholic beverages	PRC

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and fulfillment of obligations in the normal course of business. The realization of assets and fulfillment of obligations in the normal course of business is dependent on, among other things, the Company’s ability to generate sufficient cash flows from operations, and the Company’s ability to arrange adequate financing arrangements. As of March 31, 2024, the Company had a working capital of $277,204, including cash and cash equivalents of $16,785, and accumulated deficit and statutory reserves of $9,550,550. For the three months ended March 31, 2024, the Company incurred net loss of $1,001,080 and had net cash outflows of $290,166 from operating activities.

The Company requires additional capital within the next six months to fund the continued operations of the Company. In order to support the Company’s operations, the Company plans to take actions to increase revenues and cash inflows by promoting product sales, expanding customer base and making additional efforts in accounts receivable collections, in addition to seeking bank borrowings and fundings from shareholders. If the Company is unable to obtain additional equity or debt financing as required, the business operations and prospects of the Company may suffer.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2024	2023
Period-end RMB:US$1 exchange rate	0.13850	0.14558
Period-average RMB:US$1 exchange rate	0.13940	0.14616

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

The Company did not recognize any impairment of long-lived assets during the three months ended March 31, 2024 and 2023.

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

During the three months ended March 31, 2024 and 2023, the Company did not record any impairment of goodwill.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	Three months ended March 31,
	2024	2023
Sales of liquor	$70,244	$903,720
Sales of water	92,379	419,620
Sales of water purifier	58,888	253,123
Others	46,311	58,826
Total	$267,822	$1,635,289

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for liquors, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of March 31, 2024 and December 31, 2023, the Company had customer advances of $1,350,606 and $1,364,260, respectively. During the three months ended March 31, 2024, the Company recognized $39,076 of customer advances in the opening balance.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accounts receivable (including $72,923 and $70,710 from related parties as of March 31, 2024 and December 31, 2023, respectively)	$4,859,495	$4,837,852
Less: Doubtful allowance (including $29,967 and $2,602 from related parties as of March 31, 2024 and December 31, 2023, respectively)	(2,330,512)	(1,718,960)
Accounts receivable, net	$2,528,983	$3,118,892

Allowance for doubtful accounts movement is as follows:

	March 31, 2024	December 31, 2023
Beginning balance	$1,718,960	$-
Additions to allowance	645,054	1,726,142
Foreign currency translation adjustment	(33,502)	(7,182)
Ending balance	$2,330,512	$1,718,960

NOTE 3 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

Prepayments and other current assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Prepayments (including $2,669,677 and $2,769,741 to related parties as of March 31, 2024 and December 31, 2023, respectively)	$3,838,888	$3,995,750
Other current assets	2,708	2,330
Total prepayments and other current assets	3,841,596	3,998,080
Less: Allowance for doubtful accounts (including $1,796,952 and $1,827,763 to related parties as of March 31, 2024 and December 31, 2023, respectively)	(2,314,470)	(2,354,625)
Prepayments and other current assets, net	$1,527,126	$1,643,455

Balance of prepayments represented the advanced payments to suppliers including related party suppliers.

Allowance for doubtful accounts movement is as follows:

	March 31, 2024	December 31, 2023
Beginning balance	$2,354,625	$1,247,580
Additions to allowance	-	1,169,058
Foreign currency translation adjustment	(40,155)	(62,013)
Ending balance	$2,314,470	$2,354,625

NOTE 4 – DEPOSITS PAID, NET

Deposits paid consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Deposits paid (including $1,569,824 and $1,597,060 to related parties as of March 31, 2024 and December 31, 2023, respectively)	$2,268,987	$2,312,622
Less: Allowance for doubtful accounts (including $1,042,522 and $1,060,610 to related parties as of March 31, 2024 and December 31, 2023, respectively)	(1,665,271)	(1,694,166)
Deposits paid, net	$603,716	$618,456

Allowance for doubtful accounts movement is as follows:

	March 31, 2024	December 31, 2023
Beginning balance	$1,694,166	$1,244,350
Additions to allowance	-	484,800
Foreign currency translation adjustment	(28,895)	(34,984)
Ending balance	$1,665,271	$1,694,166

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Office equipment (including $9,009 and $nil to the disposal of office equipment as of March 31, 2024 and December 31, 2023, respectively)	$95,402	$106,225
Leasehold improvement	112,543	114,495
Vehicle	31,841	32,393
Property and equipment	239,786	253,113
Less: Accumulated depreciation (including $9,009 and $nil to the written back disposal of office equipment as of March 31, 2024 and December 31, 2023, respectively)	(165,662)	(169,407)
Property and equipment, net	$74,124	$83,706

Depreciation expense, which was included in general and administrative expenses, for the three months ended March 31, 2024 and 2023 was $8,207 and $10,183, respectively.

Written back depreciation expense, which was included in general and administrative expenses, for the three months ended March 31, 2024 and 2023 was $9,069 and $nil, respectively.

No gain or loss was recorded for the disposal as the property and equipment was fully depreciated with zero residual value upon disposal and no proceeds were received.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization were as follows:

	March 31, 2024	December 31, 2023
Distribution channel	$2,983,268	$3,035,029
Others	24,998	25,601
Total intangible assets	3,008,266	3,060,630
Less: Accumulated amortization	(1,999,859)	(1,982,560)
Less: Accumulated impairment	(910,631)	(926,431)
Intangible assets, net	$97,776	$151,639

Amortization expense for the three months ended March 31, 2024 and 2023 was $50,353 and $54,111, respectively, included in cost of revenues and general and administrative expenses.

As of March 31, 2024, the future estimated amortization costs for intangible assets are as follows:

Year ending December 31,
2024 (remaining)	$86,849
2025	5,000
2026	5,000
2027	927
2028	-
Total	$97,776

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of March 31, 2024 and December 31, 2023 are as follows:

		March 31, 2024	December 31, 2023
Mr. Yumin Lin	President, Chief Executive Officer, Secretary, Director and majority shareholder	$376,542	$341,831
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	2,481	2,118
Mr. Huagen Li	Manager of a subsidiary	2,216	2,254
Mr. Guodong Jia	Manager of a subsidiary	9,787	7,479
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	15	15
Mr. Anping Chen	Manager of a subsidiary	18,426	12,798
Mr. Jiangwei Jia	Manager of a subsidiary	17,495	10,449
Mr. Yuwen Li	Vice President	133,956	122,327
Ms. Lihua Li	Manager of a subsidiary	17,590	14,907
Shenzhen DaXingHuaShang Industrial Group Ltd. (fka Shenzhen DaXingHuaShang Industry Development Ltd.)	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industrial Group Ltd.	83,099	84,541
Ms. Chunxiang Zhang	Manager of a subsidiary	17,108	6,810
Mr. Meng Xue	Manager of a subsidiary	8,064	8,204
Ms. Shuqin Chen	Manager of a subsidiary	19,488	18,171
Mr. Zhipeng Zuo	Manager of a subsidiary	27,253	10,103
Mr. Aisheng Zhang	Manager of a subsidiary	34,652	28,751
Mr. Zhihua Liao	Manager of a subsidiary	11,405	9,468
Ms. Xiuyun Wang	Manager of a subsidiary	83	-
		$779,660	$680,226

Revenues generated from related parties during the three months ended March 31, 2024 and 2023 are as follows:

		Three months ended March 31,
		2024	2023
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$-	$146
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	-	14
Guangdong Yuexin Jiaotong Construction Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Guangdong Yuexin Jiaotong Construction Co., Ltd.	903	8,383
Dongguan Humen Shuiyan Drinking Water Store	Ms. Shuiyan Li, a shareholder of the Company, is the controlling shareholder of Dongguan Humen Shuiyan Drinking Water Store	2,460	18,207
Dongguan Zhengui Industry Ltd.	Significantly influenced by the Company	903	-
		$3,844	$26,750

Cost of revenues from related parties during the three months ended March 31, 2024 and 2023 is as follows:

		Three months ended March 31,
		2024	2023
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$25,781	$32,883
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	3,991	13,743
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	2,825	17,186
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	-	1,388
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	14,306	31,470
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	12,951	35,989
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	4,798	68,214
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	770	9,450
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	22,490	18,659
		$87,912	$228,982

Purchases from related parties during the three months ended March 31, 2024 and 2023 are as follows:

		Three months ended March 31,
		2024	2023
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$25,503	$36,365
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	3,969	15,198
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	2,810	19,005
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	-	1,535
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	14,306	34,802
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	12,951	35,989
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	4,798	68,215
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	758	10,451
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	22,491	18,660
		$87,586	$240,220

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $255,112), and 16.5% on any part of assessable profits over HK$2,000,000. For the three months ended March 31, 2024 and 2023, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the periods reported.

The PRC

The Company’s subsidiaries are incorporated in the PRC, and are subject to the PRC Enterprise Income Tax Laws (“EIT Laws”) with the statutory income tax rate of 25% with the following exceptions.

On April 2, 2021, the State Taxation Administration issued the notice of the Ministry of Finance and the State Administration of Taxation (“MOF and SAT”) [2021] No.12 to provide an enterprise income tax rate of 2.5% on small-scale and low-profit enterprises whose annual taxable income is less than RMB1,000,000, approximately $142,209, from January 1, 2021 to December 31, 2022. MOF and SAT [2022] No.13 also provides an enterprise income tax rate of 5% on small-scale and low-profit enterprises whose annual taxable income is more than RMB1,000,000, approximately $139,404, but less than RMB3,000,000, approximately $418,212, from January 1, 2022 to December 31, 2024. The qualifications of small-scale and low-profit enterprises were examined annually by the Tax Bureau. All of the Company’s PRC subsidiaries met the criteria of small-scale and low-profit enterprises, except for Xixingdao, FVT Supply Chain and FLTT.

The components of the income tax provision are as follows:

	Three months ended March 31,
	2024	2023
Current:
– United States of America	$-	$41,444
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	319	33,530

Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-

Total	$319	$74,974

The effective tax rate was 18% and -527.9% for the three months ended March 31, 2024 and 2023, respectively.

NOTE 9 - OPERATING LEASES

As of March 31, 2024, the Company has twenty-one separate operating lease agreements for three office spaces, one warehouse and seventeen stores in PRC with remaining lease terms of from 3 month to 39 months.

Two of the leases described above were entered with related parties. The operating lease entered with Ms. Qingmei Lin, a related party, is for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027 with the monthly rent expense of RMB10,000 (approximately $1,394). The operating lease agreement entered with Mr. Hongwei Ye, another related party, is for the premises in Dongguan City, PRC. The agreement covers the period from October 1, 2023 to September 30, 2026 with the monthly rent expense of RMB960 (approximately $134).

The components of lease expense and supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations)	Three months ended March 31,
	2024	2023

Related parties	$5,047	$4,806
Non-related parties	52,469	33,284
Total	$57,516	$38,090

Other information for the three months ended	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease obligations	$71,727	$42,179
Weighted average remaining lease term (in years)	2.35	2.91
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of March 31, 2024 are as follows:

Year ending December 31,
2024 (remaining)	$116,363
2025	129,074
2026	48,566
2027	5,540
2028	-
Total lease payment	299,543
Less: Imputed interest	(40,784)
Operating lease obligations	$258,759

NOTE 10 – BANK AND OTHER BORROWINGS

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

In February 2023, the Company obtained a revolving credit line in the principal amount of RMB465,000 (approximately $68,000 when borrowed) from China Construction Bank, which bears interest at 4.00%. The loan is guaranteed by Shuqin Chen, a related party. The maturity date is on February 11, 2024. As of March 31, 2024, the Company had repaid this bank loan in full to China Construction Bank.

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

In January 2024, the Company obtained a bank loan, in the principal amount of RMB390,000 (approximately $544,000 when borrowed) from from Huaneng Guicheng Trust Co., Ltd. (“Huaneng Guicheng”), which bears interest at 17.64%. The loan is guaranteed by Yumin Lin. The maturity date is on January 21, 2016.

In February 2024, the Company obtained two bank loans, both in the principal amount of RMB270,000 (approximately $38,000 when borrowed) from WeBank, which bears interest at 7.92%. The loans are both guaranteed by Jianglong Xiong. The maturity dates are both on February 22, 2026.

The balance of the loans borrowed as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Loans from a trust in PRC	$60,143	$20,343
China Construction Bank	402,617	475,121
Guangdong Nanyue Bank	13,573	24,164
WeBank	179,060	129,396
Bank of Ningbo	16,805	21,041
Aggregate outstanding principal balances	672,198	670,065
Less: current portion	424,604	458,023
Non-current portion	$247,594	$212,042

The total interest expense was $10,844 and $9,292 for the three months ended March 31, 2024 and 2023, respectively.

Future minimum loan payments as of March 31, 2024 are as follows:

Year ending December 31,
2024 (remaining)	$393,386
2025	113,770
2026	158,152
2027	4,980
Thereafter	1,910
Total	$672,198

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 15, 2024 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

During the three months ended March 31, 2024 and 2023, the Company conducted its business in one revenue stream: product sales – liquor, water, water purifier and other F&B products.

Results of Operations

Three months ended March 31, 2024 and 2023

	Three months ended March 31,
	2024	2023	Change
Net revenues	$267,822	$1,635,289	$(1,367,467)
Cost of revenues	(212,889)	(677,367)	(464,478)
Gross profit	54,933	957,922	(902,989)
Operating expense	(1,047,874)	(964,637)	83,237
Other income	2,994	1,774	1,220
Interest income	30	31	(1)
Interest expense	(10,844)	(9,292)	(1,552)
Income taxes expense	(319)	(74,974)	74,655
Net loss	(1,001,080)	(89,176)	(910,904)
Net loss attributable to noncontrolling interests	(1,549)	(357)	(1,192)
Net loss attributable to Fortune Valley Treasures, Inc.	$(999,531)	$(88,819)	$(910,712)

Net Revenues

Net revenues were $267,822 for the three months ended March 31, 2024, reflecting a decrease of $1,367,467, or 84%, from $1,635,289 for the three months ended March 31, 2023. The decrease in net revenues was mainly due to the lower product sales volume than the same period of the prior year and to a lesser extent, the lower unit sales prices of wine products. The decrease in product sales was resulted from a decline in market demand resulting from the sluggish economic environment and slow recovery in China’s economy as compared to the same period of the prior year. And in order to attract new customers, the Company has lowered the unit sales prices of wine products beginning in April 2023.

Cost of Revenues

Cost of revenues was $212,889 for the three months ended March 31, 2024, reflecting a decrease of $464,478, or 69%, from $677,367 for the three months ended March 31, 2023. The decrease in cost of revenues was mainly due to the lower product sales volume in line with our net revenues decrease and to a lesser extent, the lower unit sales prices of wine products, which led to a lesser decrease in cost of revenues comparing to net revenues.

Gross Profit

Gross profit was $54,933 and $957,922 for the three months ended March 31, 2024 and 2023, respectively, reflecting a decrease of $902,989, or 94%. The decrease in gross profit was mainly due to the decrease in the net revenues.

Operating Expenses

Operating expenses were $1,047,874 for the three months ended March 31, 2024, reflecting an increase of $83,237, or 9%, from $964,637 for the three months ended March 31, 2023. The increase in operating expenses was mainly due to the allowance of credit loss for accounts receivable.

Net Loss

For the three months ended March 31, 2024, our net loss was $1,001,080, compared to the net loss of $89,176 for the three months ended March 31, 2023. The increase in net loss was a result of the factors described above.

Net Loss Attributable to Noncontrolling Interests

The Company records net loss attributable to noncontrolling interests in the unaudited condensed consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended March 31, 2024 and 2023, the Company recorded the net loss attributable to noncontrolling interests of $1,549 and $357, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2024	December 31, 2023	Change
Total current assets	$4,098,040	$5,083,189	$(985,149)
Total current liabilities	3,820,836	3,851,925	(31,089)
Working capital	$277,204	$1,231,264	$(954,060)

As of March 31, 2024, we had working capital of $277,204, as compared to working capital of $1,231,264 as of December 31, 2023. We had total current assets of $4,098,040, consisting of cash and cash equivalents of $16,785, inventories of $25,146, prepayments and other current assets of $1,527,126, accounts receivable of $2,528,983 compared to total current assets of $5,083,189 as of December 31, 2023. The decrease in total current assets was mainly due to the decrease in accounts receivable, prepayments and other current assets, and cash and cash equivalents. We had current liabilities of $3,820,836, consisting of operating lease obligations - current of $99,017, accounts payable of $495,227, accrued liabilities of $671,722, bank and other borrowing - current of $424,604, customer advances of $1,350,606 and due to related parties of $779,660. The decrease in total current liabilities was mainly due to the decrease in the accounts payable and customer advances.

Our cash and cash equivalents balance decreased to $16,785 as of March 31, 2024, from $288,255 as of December 31, 2023. We estimate the Company currently has insufficient working capital to support its daily operations for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase working capital and improve liquidity, including bank borrowings and additional fundings from major shareholders. We intend to commence new promotion plans to increase product sales and expand customer base and make additional efforts in accounts receivable collections. If we are unable to generate sufficient profits from operations or obtain additional equity or debt financing as required, there could be substantial uncertainty regarding our ability to continue as a going concern.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

Cash Flows

	Three months ended March 31,
	2024	2023	Change
Cash Flows used in Operating Activities	$(290,166)	$(174,905)	$(115,261)
Cash Flows used in Investing Activities	-	(702)	702
Cash Flows provided by Financing Activities	19,341	31,017	(11,676)
Effect of exchange rate changes	(645)	(909)	264
Net Changes in Cash and Cash Equivalents	$(271,470)	$(145,499)	$(125,971)

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $290,166, as compared to the amount of $174,905 provided by operating activities for the three months ended March 31, 2023, reflecting an increase of $115,261 in cash outflows. Such increase was mainly resulted from the allowance of credit loss for accounts receivables.

Cash Flow from Investing Activities

Net cash used in investing activities was $nil for the three months ended March 31, 2024, compared to net cash used in investing activities of $702 for the three months ended March 31, 2023. Such decrease was mainly resulted from no purchase of property and equipment in 2024.

Cash Flow from Financing Activities

Net cash provided by financing activities was $19,341 for the three months ended March 31, 2024, compared to net cash provided by financing activities of $31,017 for the three months ended March 31, 2023. Such decrease was mainly resulted from the higher repayment to bank loan during the periods ended March 31, 2024 than 2023.

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

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we consider our critical accounting policies to be those related to revenue recognition, allowance of doubtful accounts and impairment of intangible assets and goodwill. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Related Party Transactions

As of March 31, 2024 and December 31, 2023, the Company had accounts receivable from related parties in the amounts of $42,956 and $61,113, prepayments to related parties in the amounts of $873,085 and $941,978, deposits to related parties in the amounts of $527,304 and $536,450, and accounts payable to related parties in amounts of $194,550 and $162,310, respectively.

As of March 31, 2024 and December 31, 2023, the Company had outstanding payables due to its related parties in the amounts of $779,660 and $680,226, respectively, which mainly consisted of borrowings for working capital purpose. The balances were unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2024 and 2023, the Company sold products to its related parties in the amounts of $3,844 and $26,750, respectively, purchased goods from its related parties in the amounts of $87,586 and $240,220, and incurred the costs of revenues from related parties in the amounts of $87,912 and $228,982, respectively.

During the three months ended March 31, 2024 and 2023, the rental expenses to related parties were $5,047 and $4,806, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2024, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2024. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of March 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

●	We have increased our personnel resources and technical accounting expertise within the accounting function and intend to hire one or more additional personnel for the function due to turnover.

●	We plan to test our updated controls and remediate our deficiencies at the end of 2024.

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

Fortune Valley Treasures, Inc.

Date: May 20, 2024	By:	/s/ Yumin Lin
Yumin Lin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Kaihong Lin
Kaihong Lin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

