Form 10-Q
period 2024-06-30
Fortune Valley Treasures, Inc.
filed 2024-08-14
CIK 1626745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Yes ☐ No ☒

As of August 14, 2024, there were 15,655,038 shares, par value $0.001, of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,410	$288,255
Accounts receivable, net (including $33,043 and $61,113 from related parties as of June 30, 2024 and December 31, 2023, respectively)	2,155,612	3,118,892
Inventories	34,546	32,587
Prepayments and other current assets, net (including $806,932 and $941,978 to related parties as of June 30, 2024 and December 31, 2023, respectively)	1,454,869	1,643,455
Total current assets	3,652,437	5,083,189

Non-current assets
Deposits paid, net (including $523,886 and $536,450 to related parties as of June 30, 2024 and December 31, 2023, respectively)	603,970	618,456
Property and equipment, net	65,544	83,706
Operating lease right-of-use assets	171,989	248,626
Operating lease right-of-use assets, related parties	55,133	63,553
Intangible assets, net	46,364	151,639
Total Assets	$4,595,437	$6,249,169

Liabilities and Stockholders’ Equity
Current liabilities
Operating lease obligations – current	$90,801	$119,633
Operating lease obligations, related parties - current	12,730	16,986
Accounts payable (including $187,954 and $162,310 to related parties as of June 30, 2024 and December 31, 2023, respectively)	518,058	583,887
Accrued liabilities	756,864	627,457
Bank and other borrowings - current	420,636	458,023
Income tax payable	-	1,453
Customer advances	1,338,274	1,364,260
Due to related parties	1,015,727	680,226
Total current liabilities	4,153,090	3,851,925

Non-current liabilities
Operating lease obligations – non-current	76,899	153,487
Operating lease obligations, related parties – non-current	31,423	40,877
Bank and other borrowings	218,028	212,042
Total Liabilities	4,479,440	4,258,331

Stockholders’ Equity
Common stock, 150,000,000 shares authorized, 15,655,038 shares issued and outstanding as of June 30, 2024 and December 31, 2023	15,655	15,655
Additional paid-in capital	11,061,233	11,061,233
Accumulated deficit and statutory reserves	(10,280,026)	(8,551,019)
Accumulated other comprehensive loss	(499,540)	(406,190)
Total Fortune Valley Treasures, Inc. stockholders’ equity	297,322	2,119,679
Noncontrolling interests	(181,325)	(128,841)
Total Stockholders’ Equity	115,997	1,990,838

Total Liabilities and Stockholders’ Equity	$4,595,437	$6,249,169

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023

Net revenues (including $5,907 and $42,848 from related parties for the three months ended June 30, 2024 and 2023, respectively; $9,751 and $69,598 from related parties for the six months ended June 30, 2024 and 2023, respectively)	$247,061	$1,272,597	$514,883	$2,907,886

Cost of revenues (including $79,439 and $133,114 from related parties for the three months ended June 30, 2024 and 2023, respectively; $167,351 and $362,096 from related parties for the six months ended June 30, 2024 and 2023, respectively)	202,785	652,798	415,674	1,330,165
Gross profit	44,276	619,799	99,209	1,577,721

Operating expenses:
Selling and distribution expenses	12,198	13,016	24,795	26,258
General and administrative expenses	804,228	1,027,572	1,839,505	1,978,967

Operating loss	(772,150)	(420,789)	(1,765,091)	(427,504)

Other income (expense):
Other income	2,213	6,436	5,207	8,210
Interest income	3	16	33	47
Interest expense	(7,699)	(8,964)	(18,543)	(18,256)
Other expense, net	(5,483)	(2,512)	(13,303)	(9,999)

Loss before income tax	(777,633)	(423,301)	(1,778,394)	(437,503)

Income tax expense	90	21,528	409	96,502

Net loss	$(777,723)	$(444,829)	$(1,778,803)	$(534,005)
Less: Net loss attributable to noncontrolling interests	(48,247)	(58,004)	(49,796)	(58,361)
Net loss attributable to Fortune Valley Treasures, Inc.	(729,476)	(386,825)	(1,729,007)	(475,644)

Other comprehensive loss:
Foreign currency translation loss	(26,707)	(422,433)	(96,038)	(376,961)

Total comprehensive loss	(804,430)	(867,262)	(1,874,841)	(910,966)
Less: comprehensive loss attributable to noncontrolling interests	(50,828)	(99,383)	(52,484)	(99,558)
Comprehensive loss attributable to Fortune Valley Treasures, Inc.	$(753,602)	$(767,879)	$(1,822,357)	$(811,408)

Loss per share
Basic and diluted loss per share of common stock	$(0.05)	$(0.02)	$(0.11)	$(0.03)
Basic and diluted weighted average shares outstanding	$15,655,038	$15,655,038	$15,655,038	$15,655,038

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Loss	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2023	15,655,038	$15,655	$11,061,233	$(406,190)	$(8,551,019)	$(128,841)	$1,990,838
Net loss	-	-	-	-	(999,531)	(1,549)	(1,001,080)
Foreign currency translation adjustment	-	-	-	(69,224)	-	(107)	(69,331)
Balance as of March 31, 2024	15,655,038	$15,655	$11,061,233	$(475,414)	$(9,550,550)	$(130,497)	$920,427
Net loss	-	-	-	-	(729,476)	(48,247)	(777,723)
Foreign currency translation adjustment	-	-	-	(24,126)	-	(2,581)	(26,707)
Balance as of June 30, 2024	15,655,038	$15,655	$11,061,233	$(499,540)	$(10,280,026)	$(181,325)	$115,997

	Common Stock		Additional	Accumulated Other	Accumulated Deficit and	Non	Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Statutory Reserves	controlling Interests	Stockholders’ Equity
Balance as of December 31, 2022	15,655,038	$15,655	$11,061,233	$(180,826)	$(4,504,404)	$108,251	$6,499,909
Net loss	-	-	-	-	(88,819)	(357)	(89,176)
Foreign currency translation adjustment	-	-	-	45,290	-	182	45,472
Balance as of March 31, 2023	15,655,038	$15,655	$11,061,233	$(135,536)	$(4,593,223)	$108,076	$6,456,205
Net loss	-	-	-	-	(386,825)	(58,004)	(444,829)
Foreign currency translation adjustment	-	-	-	(381,054)	-	(41,379)	(422,433)
Balance as of June 30, 2023	15,655,038	$15,655	$11,061,233	$(516,590)	$(4,980,048)	$8,693	$5,588,943

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,778,803)	$(534,005)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	116,406	124,680
Non-cash lease expense	78,396	91,369
Allowance for credit losses	1,119,983	960,144
Loss on disposal of intangible asset	-	1,855
Changes in operating assets and liabilities
Accounts receivable, net	(222,303)	(896,403)
Inventories	(2,745)	68,723
Prepayments and other current assets, net	151,351	232
Deposits paid, net	1	(12,080)
Accounts payable	(52,590)	32,763
Due to related parties	280,612	111,324
Customer advances	6,016	(17,538)
Accrued liabilities	142,612	74,167
Income tax payable	(1,431)	(17,871)
Operating lease obligations	(112,310)	(73,176)
Net cash used in operating activities	(274,805)	(85,816)

Cash flows from investing activities
Acquisition of property and equipment		(4,786)
Acquisition of intangible asset	-	(702)
Net cash used in investing activities	-	(5,488)

Cash flows from financing activities
Borrowings from and repayments to revolving credit lines, net	-	7,224
Borrowings from bank loans	74,927	113,418
Repayments of bank loans	(109,896)	(58,299)
Borrowings from and repayments to third party, net	34,839	(19,541)
Net cash (used in) provided by financing activities	(130)	42,802

Effect of exchange rate changes on cash and cash equivalents	(5,910)	(41,233)
Net changes in cash and cash equivalents	(280,845)	(89,735)
Cash and cash equivalents–beginning of the period	288,255	165,685

Cash and cash equivalents–end of the period	$7,410	$75,950

Supplementary cash flow information:
Interest paid	$18,543	$18,378
Income taxes paid	$2,495	$152,140

Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$67,520	$39,797
Liabilities assumed in connection with purchase of property and equipment	$-	$28,234

See accompanying notes to the unaudited condensed consolidated financial statements.

FORTUNE VALLEY TREASURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

On June 3, 2024, Mr. Yumin Lin tendered his resignation as a member of the board of directors (the “Board”) and Chief Executive Officer of Fortune Valley Treasures, Inc. (the “Company”) due to personal reasons. The Board accepted the resignation of Mr. Lin. Mr. Lin’s resignation was not the result of any disagreement with the Company, the Company’s management or the Board. Effective June 6, 2024, the Board elected Mr. Yuwen Li to serve as a director and Chairman of the Board. Effective June 6, 2024, the Board appointed Mr. Li as the Chief Executive Officer of the Company. In connection with such appointment, Mr. Li has resigned from other executive positions he previously held with subsidiaries of the Company.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and fulfillment of obligations in the normal course of business. The realization of assets and fulfillment of obligations in the normal course of business is dependent on, among other things, the Company’s ability to generate sufficient cash flows from operations, and the Company’s ability to arrange adequate financing arrangements. As of June 30, 2024, the Company had a negative working capital of $500,653, including cash and cash equivalents of $7,410, and accumulated deficit and statutory reserves of $10,280,026. For the six months ended June 30, 2024, the Company incurred net loss of $1,778,803 and had net cash outflows of $274,805 from operating activities.

The Company requires additional capital within the next six months to fund the continued operations of the Company. In order to support the Company’s operations, the Company plans to take actions to increase revenues and cash inflows by promoting product sales, expanding customer base and making additional efforts in accounts receivable collections, in addition to seeking bank borrowings and funding from shareholders. If the Company is unable to obtain additional equity or debt financing as required, the business operations and prospects of the Company may suffer.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the six months ended June 30, 2024 and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. The condensed consolidated balance sheet information as of December 31, 2023 was derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023, filed with the SEC on April 15, 2024 (the “report”). These unaudited condensed consolidated financial statements should be read in conjunction with the report.

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

As of June 30, 2024, details of the Company’s major subsidiaries were as follows:

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

●	Monetary assets and liabilities at exchange rates in effect at the end of each period
●	Nonmonetary assets and liabilities at historical rates
●	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

●	Assets and liabilities at the rate of exchange in effect at the balance sheet date
●	Equities at the historical rate
●	Revenue and expense items at the average rate of exchange prevailing during the period

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2024	2023
Period-end RMB:US$1 exchange rate	0.13760	0.13880
Period-average RMB:US$1 exchange rate	0.13875	0.14448

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

The Company did not recognize any impairment of long-lived assets during the six months ended June 30, 2024 and 2023.

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

During the six months ended June 30, 2024 and 2023, the Company did not record any impairment of goodwill.

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

The following table provides information about disaggregated revenue based on revenue by product types:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales of liquor	$81,809	$878,952	$152,053	$1,782,672
Sales of water	80,455	213,582	172,834	633,202
Sales of water purifier	54,362	114,714	113,250	367,837
Others	30,435	65,349	76,746	124,175
Total	$247,061	$1,272,597	$514,883	$2,907,886

Contract liabilities

Contract liabilities consist mainly of customer advances. On certain occasions, the Company may receive prepayments from downstream retailers or wholesales customers for liquors, water and other products prior to them taking possession of the Company’s products. The Company records these receipts as customer advances until the control of the products has been transferred the customers. As of June 30, 2024 and December 31, 2023, the Company had customer advances of $1,338,274 and $1,364,260, respectively. During the six months ended June 30, 2024, the Company recognized $78,300 of customer advances in the opening balance.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accounts receivable (including $77,373 and $70,710 from related parties as of June 30, 2024 and December 31, 2023, respectively)	$4,945,006	$4,837,852
Less: Doubtful allowance (including $44,330 and $9,597 from related parties as of June 30, 2024 and December 31, 2023, respectively)	(2,789,394)	(1,718,960)
Accounts receivable, net	$2,155,612	$3,118,892

Allowance for doubtful accounts movement is as follows:

	June 30, 2024	December 31, 2023
Beginning balance	$1,718,960	$-
Additions to allowance	1,119,983	1,726,142
Foreign currency translation adjustment	(49,549)	(7,182)
Ending balance	$2,789,394	$1,718,960

NOTE 3 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

Prepayments and other current assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Prepayments (including $2,591,888 and $2,769,741 to related parties as of June 30, 2024 and December 31, 2023, respectively)	$3,750,197	$3,995,750
Other current assets	4,152	2,330
Total prepayments and other current assets	3,754,349	3,998,080
Less: Allowance for doubtful accounts (including $1,784,956 and $1,827,763 to related parties as of June 30, 2024 and December 31, 2023, respectively)	(2,299,480)	(2,354,625)
Prepayments and other current assets, net	$1,454,869	$1,643,455

Balance of prepayments represented the advanced payments to suppliers including related party suppliers.

Allowance for doubtful accounts movement is as follows:

	June 30, 2024	December 31, 2023
Beginning balance	$2,354,625	$1,247,580
Additions to allowance	-	1,169,058
Foreign currency translation adjustment	(55,145)	(62,013)
Ending balance	$2,299,480	$2,354,625

NOTE 4 – DEPOSITS PAID, NET

Deposits paid consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Deposits paid (including $1,559,656 and $1,597,060 to related parties as of June 30, 2024 and December 31, 2023, respectively)	$2,258,458	$2,312,622
Less: Allowance for doubtful accounts (including $1,035,770 and $1,060,610 to related parties as of June 30, 2024 and December 31, 2023, respectively)	(1,654,488)	(1,694,166)
Deposits paid, net	$603,970	$618,456

Allowance for doubtful accounts movement is as follows:

	June 30, 2024	December 31, 2023
Beginning balance	$1,694,166	$1,244,350
Additions to allowance	-	484,800
Foreign currency translation adjustment	(39,678)	(34,984)
Ending balance	$1,654,488	$1,694,166

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Office equipment (including $9,026 and $nil to the disposal of office equipment as of June 30, 2024 and December 31, 2023, respectively)	$94,784	$106,225
Leasehold improvement	111,814	114,495
Vehicle	31,635	32,393
Property and equipment	238,233	253,113
Less: Accumulated depreciation (including $9,026 and $nil to the written back disposal of office equipment as of June 30, 2024 and December 31, 2023, respectively)	(172,689)	(169,407)
Property and equipment, net	$65,544	$83,706

Depreciation expense, which was included in general and administrative expenses, for the six months ended June 30, 2024 and 2023 was $16,337 and $18,046, respectively.

Written back depreciation expense, which was included in general and administrative expenses, for the six months ended June 30, 2024 and 2023 was $8,952 and $nil, respectively.

No gain or loss was recorded for the disposal as the property and equipment was fully depreciated with zero residual value upon disposal and no proceeds were received.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets and related accumulated amortization were as follows:

	June 30, 2024	December 31, 2023
Distribution channel	$2,963,947	$3,035,029
Others	24,836	25,601
Total intangible assets	2,988,783	3,060,630
Less: Accumulated amortization	(2,026,190)	(1,982,560)
Less: Accumulated impairment	(916,229)	(926,431)
Intangible assets, net	$46,364	$151,639

Amortization expense for the six months ended June 30, 2024 and 2023 was $100,069 and $106,634, respectively, included in cost of revenues and general and administrative expenses.

As of June 30, 2024, the future estimated amortization costs for intangible assets are as follows:

Year ending December 31,
2024 (remaining)	$35,508
2025	4,967
2026	4,967
2027	922
2028	-
Total	$46,364

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts due to related parties as of June 30, 2024 and December 31, 2023 are as follows:

		June 30, 2024	December 31, 2023
Mr. Yumin Lin	Former President, former Chief Executive Officer, Director and majority shareholder	$356,119	$341,831
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	4,609	2,118
Mr. Huagen Li	Manager of a subsidiary	2,202	2,254
Mr. Guodong Jia	Manager of a subsidiary	3,995	7,479
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	15	15
Mr. Anping Chen	Manager of a subsidiary	26,347	12,798
Mr. Jiangwei Jia	Manager of a subsidiary	23,757	10,449
Mr. Yuwen Li	President, Chief Executive Officer and Director	153,875	122,327
Ms. Lihua Li	Manager of a subsidiary	38,766	14,907
Shenzhen DaXingHuaShang Industrial Group Ltd. (fka Shenzhen DaXingHuaShang Industry Development Ltd.)	Mr. Yumin Lin is the supervisor of Shenzhen DaXingHuaShang Industrial Group Ltd.	82,561	84,541
Ms. Chunxiang Zhang	Manager of a subsidiary	22,858	6,810
Mr. Meng Xue	Manager of a subsidiary	2,527	8,204
Ms. Shuqin Chen	Manager of a subsidiary	35,341	18,171
Mr. Zhipeng Zuo	Manager of a subsidiary	45,227	10,103
Mr. Aisheng Zhang	Manager of a subsidiary	41,093	28,751
Mr. Zhihua Liao	Manager of a subsidiary	14,592	9,468
Ms. Xiuyun Wang	Manager of a subsidiary	83	-
Mr. Kaihong Lin	Chief Financial Officer	563	-
Mr. Minghua Cheng	Majority shareholder	161,197	-
		$1,015,727	$680,226

Revenues generated from related parties during the six months ended June 30, 2024 and 2023 are as follows:

		Six months ended June 30,
		2024	2023
Mr. Kaihong Lin	Chief Financial Officer and Treasurer	$-	$278
Ms. Xiulan Zhou	Manager of a subsidiary, Mr. Yumin Lin’s wife	-	14
Mr. Hongwei Ye	Manager of a subsidiary, Shareholder	68	-
Dongguan Huanhai Trading Co., Ltd.	Mr. Hongwei Ye, a shareholder of the Company and a manager of a subsidiary, is the controlling shareholder of Dongguan Huanhai Trading Co., Ltd.	-	10,886
Guangdong Yuexin Jiaotong Construction Co., Ltd.	Mr. Naiyong Luo, a manager of a subsidiary, is the controlling shareholder of Guangdong Yuexin Jiaotong Construction Co., Ltd.	899	10,578
Dongguan City Hualianguan Chemical Co., Ltd.	Mr. Hongwei Ye, a shareholder of the Company and a manager of a subsidiary, is the controlling shareholder of Dongguan City Hualianguan Chemical Co., Ltd.	-	14,808
Dongguan Humen Shuiyan Drinking Water Store	Ms. Shuiyan Li, a shareholder of the Company, is the controlling shareholder of Dongguan Humen Shuiyan Drinking Water Store	8,305	33,034
Dongguan Zhengui Industry Ltd.	Significantly influenced by the Company	479	-
		$9,751	$69,598

Cost of revenues from related parties during the six months ended June 30, 2024 and 2023 is as follows:

		Six months ended June 30,
		2024	2023
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$51,539	$57,509
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	7,255	23,614
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	3,348	23,433
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	-	2,934
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	27,779	52,324
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	20,659	56,704
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	13,068	90,355
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	1,842	11,473
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	41,861	43,750
		$167,351	$362,096

Purchases from related parties during the six months ended June 30, 2024 and 2023 are as follows:

		Six months ended June 30,
		2024	2023
Dongguan Baxi Food Distribution Co., Ltd.	Significantly influenced by the Company	$51,539	$61,259
Dongguan Dalingshan Xinwenhua Drinking Water Store	Significantly influenced by the Company	7,255	25,221
Dongguan Pengqin Drinking Water Co., Ltd.	Significantly influenced by the Company	3,348	25,416
Dongguan Dengqinghu Drinking Water Store	Significantly influenced by the Company	-	3,124
Dongguan Tailai Trading Co., Ltd.	Significantly influenced by the Company	27,779	55,999
Dongguan Anxiang Technology Co., Ltd.	Significantly influenced by the Company	20,659	56,965
Guangdong Jiaduonuo Shengshi Trading Co., Ltd.	Significantly influenced by the Company	13,068	90,430
Dongguan Dalingshan Runxin Drinking Water Store	Significantly influenced by the Company	1,842	12,522
Dongguan City Yijia Trading Co., Ltd.	Mr. Yongming Li, a shareholder of the Company, is the controlling shareholder of Dongguan City Yijia Trading Co., Ltd.	41,861	43,750
		$167,351	$374,686

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

Hong Kong

From year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000 (approximately $277,506), and 16.5% on any part of assessable profits over HK$2,000,000. For the six months ended June 30, 2024 and 2023, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the periods reported.

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

The components of the income tax provision are as follows:

	Six months ended June 30,
	2024	2023
Current:
– United States of America	$-	$41,444
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	409	55,058

Deferred
– United States of America	-	-
– Seychelles	-	-
– Hong Kong	-	-
– The PRC	-	-

Total	$409	$96,502

The effective tax rate was 17.7% and -22.1% for the six months ended June 30, 2024 and 2023, respectively.

NOTE 9 - OPERATING LEASES

As of June 30, 2024, the Company has twenty-one separate operating lease agreements for three office spaces, one warehouse and seventeen stores in PRC with remaining lease terms of from 3 month to 39 months.

Two of the leases described above were entered with related parties. The operating lease entered with Ms. Qingmei Lin, a related party, is for the premises in Dongguan City, PRC. The agreement covers the period from January 1, 2019 to April 30, 2027 with the monthly rent expense of RMB10,000 (approximately $1,387). The operating lease agreement entered with Mr. Hongwei Ye, another related party, is for the premises in Dongguan City, PRC. The agreement covers the period from October 1, 2023 to September 30, 2026 with the monthly rent expense of RMB960 (approximately $133).

The components of lease expense and supplemental cash flow information related to leases for the six months ended June 30, 2024 and 2023 are as follows:

Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations)	Six months ended June 30,
	2024	2023

Related parties	$8,918	$9,501
Non-related parties	81,478	63,683
Total	$90,396	$73,184

Other information for the three months ended	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease obligations	$97,077	$77,612
Weighted average remaining lease term (in years)	1.84	2.72
Weighted average discount rate	3.23%	3.23%

Maturities of the Company’s lease obligations as of June 30, 2024 are as follows:

Year ending December 31,
2024 (remaining)	$54,759
2025	105,926
2026	53,041
2027	5,504
2028	-
Total lease payment	219,230
Less: Imputed interest	(7,377)
Operating lease obligations	$211,853

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

In February 2023, the Company obtained a revolving credit line in the principal amount of RMB465,000 (approximately $68,000 when borrowed) from China Construction Bank, which bears interest at 4.00%. The loan is guaranteed by Shuqin Chen, a related party. The maturity date is on February 11, 2024. As of June 30, 2024, the Company had repaid this bank loan in full to China Construction Bank.

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

In January 2024, the Company obtained a bank loan, in the principal amount of RMB390,000 (approximately $544,000 when borrowed) from from Huaneng Guicheng Trust Co., Ltd. (“Huaneng Guicheng”), which bears interest at 17.64%. The loan is guaranteed by Yumin Lin. The maturity date is on January 21, 2026.

In February 2024, the Company obtained two bank loans, both in the principal amount of RMB270,000 (approximately $38,000 when borrowed) from WeBank, which bears interest at 7.92%. The loans are both guaranteed by Jianglong Xiong. The maturity dates are both on February 22, 2026.

The balance of the loans borrowed as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Loans from a trust in PRC	$54,416	$20,343
China Construction Bank	400,009	475,121
Guangdong Nanyue Bank	7,464	24,164
WeBank	162,648	129,396
Bank of Ningbo	14,127	21,041
Aggregate outstanding principal balances	638,664	670,065
Less: current portion	420,636	458,023
Non-current portion	$218,028	$212,042

The total interest expense was $10,844 and $9,292 for the six months ended June 30, 2024 and 2023, respectively.

Future minimum loan payments as of June 30, 2024 are as follows:

Year ending December 31,
2024 (remaining)	$362,876
2025	113,033
2026	157,127
2027	4,948
Thereafter	680
Total	$638,664

NOTE 11 – SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to August 14, 2024, the date the consolidated financial statements were available to issue. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

During the six months ended June 30, 2024 and 2023, the Company conducted its business in one revenue stream: product sales – liquor, water, water purifier and other F&B products.

Results of Operations

Three months ended June 30, 2024 and 2023

	Three months ended June 30,
	2024	2023	Change
Net revenues	$247,061	$1,272,597	$(1,025,536)
Cost of revenues	(202,785)	(652,798)	450,013
Gross profit	44,276	619,799	(575,523)
Operating expense	(816,426)	(1,040,588)	224,162
Other income	2,213	6,436	(4,223)
Interest income	3	16	(13)
Interest expense	(7,699)	(8,964)	1,265
Income taxes expense	(90)	(21,528)	21,438
Net loss	(777,723)	(444,829)	(332,894)
Net loss attributable to noncontrolling interests	(48,247)	(58,004)	9,757
Net loss attributable to Fortune Valley Treasures, Inc.	$(729,476)	$(386,825)	$(342,651)

Six months ended June 30, 2024 and 2023

	Six months ended June 30,
	2024	2023	Change
Net revenues	$514,883	$2,907,886	$(2,393,003)
Cost of revenues	(415,674)	(1,330,165)	914,491
Gross profit	99,209	1,577,721	(1,478,512)
Operating expense	(1,864,300)	(2,005,225)	140,925
Other income	5,207	8,210	(3,003)
Interest income	33	47	(14)
Interest expense	(18,543)	(18,256)	(287)
Income taxes expense	(409)	(96,502)	96,093
Net loss	(1,778,803)	(534,005)	(1,244,798)
Net loss attributable to noncontrolling interests	(49,796)	(58,361)	8,565
Net loss attributable to Fortune Valley Treasures, Inc.	$(1,729,007)	$(475,644)	$(1,253,363)

Net Revenues

Net revenues were $247,061 for the three months ended June 30, 2024, reflecting a decrease of $1,025,536, or 81%, from $1,272,597 for the three months ended June 30, 2023. The decrease in net revenues was mainly due to the lower product sales volume than the same period of the prior year and to a lesser extent, the lower unit sales prices of wine products. The decrease in product sales was resulted from a decline in market demand resulting from the sluggish economic environment and slow recovery in China’s economy as compared to the same period of the prior year. And in order to attract new customers, the Company has lowered the unit sales prices of wine products beginning in April 2023.

Net revenues were $514,883 for the six months ended June 30, 2024, reflecting a decrease of $2,393,003, or 82%, from $2,907,886 for the six months ended June 30, 2023. The decrease in net revenues was mainly due to the lower product sales volume than the same period of the prior year and to a lesser extent, the lower unit sales prices of wine products. The decrease in product sales was resulted from a decline in market demand resulting from the sluggish economic environment and slow recovery in China’s economy as compared to the same period of the prior year. And in order to attract new customers, the Company has lowered the unit sales prices of wine products beginning in April 2023.

Cost of Revenues

Cost of revenues was $202,785 for the three months ended June 30, 2024, reflecting a decrease of $450,13, or 69%, from $652,798 for the three months ended June 30, 2023. The decrease in cost of revenues was mainly due to the lower product sales volume in line with our net revenues decrease and to a lesser extent, the lower unit sales prices of wine products, which led to a lesser decrease in cost of revenues comparing to net revenues.

Cost of revenues was $415,674 for the six months ended June 30, 2024, reflecting a decrease of $914,491, or 69%, from $1,330,165 for the six months ended June 30, 2023. The decrease in cost of revenues was mainly due to the lower product sales volume in line with our net revenues decrease and to a lesser extent, the lower unit sales prices of wine products, which led to a lesser decrease in cost of revenues comparing to net revenues.

Gross Profit

Gross profit was $44,276 and $619,799 for the three months ended June 30, 2024 and 2023, respectively, reflecting a decrease of $575,523, or 93%. The decrease in gross profit was mainly due to the decrease in the net revenues.

Gross profit was $99,209 and $1,577,721 for the six months ended June 30, 2024 and 2023, respectively, reflecting a decrease of $1,478,512, or 94%. The decrease in gross profit was mainly due to the decrease in the net revenues.

Operating Expenses

Operating expenses were $816,426 for the three months ended June 30, 2024, reflecting a decrease of $224,162, or 22%, from $1,040,588 for the three months ended June 30, 2023. The decrease in operating expenses was mainly due to the allowance of credit loss for accounts receivable.

Operating expenses were $1,864,300 for the six months ended June 30, 2024, reflecting a decrease of $140,925, or 7%, from $2,005,225 for the six months ended June 30, 2023. The decrease in operating expenses was mainly due to the allowance of credit loss for accounts receivable.

Net Loss

For the three months ended June 30, 2024, our net loss was $777,723, compared to the net loss of $444,829 for the three months ended June 30, 2023. The increase in net loss was a result of the factors described above.

For the six months ended June 30, 2024, our net loss was $1,778,803, compared to the net loss of $534,005 for the six months ended June 30, 2023. The increase in net loss was a result of the factors described above.

Net Loss Attributable to Noncontrolling Interests

The Company records net loss attributable to noncontrolling interests in the unaudited condensed consolidated statements of operations for any noncontrolling interests of consolidated subsidiaries.

For the three months ended June 30, 2024 and 2023, the Company recorded the net loss attributable to noncontrolling interests of $48,247 and $58,004, respectively.

For the six months ended June 30, 2024 and 2023, the Company recorded the net loss attributable to noncontrolling interests of $49,796 and $58,361, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2024	December 31, 2023	Change
Total current assets	$3,652,437	$5,083,189	$(1,430,752)
Total current liabilities	4,153,090	3,851,925	301,165
Working capital	$(500,653)	$1,231,264	$(1,731,917)

As of June 30, 2024, we had a negative working capital of $500,653, as compared to working capital of $1,231,264 as of December 31, 2023. We had total current assets of $3,652,437, consisting of cash and cash equivalents of $7,410, inventories of $34,546, prepayments and other current assets of $1,454,869, accounts receivable of $2,155,612 compared to total current assets of $5,083,189 as of December 31, 2023. The decrease in total current assets was mainly due to the decrease in accounts receivable, prepayments and other current assets, and cash and cash equivalents. We had current liabilities of $4,153,090, consisting of operating lease obligations - current of $103,531, accounts payable of $518,058, accrued liabilities of $756,864, bank and other borrowing - current of $420,636, customer advances of $1,338,274 and due to related parties of $1,015,727. The decrease in total current liabilities was mainly due to the decrease in the accounts payable and customer advances.

Our cash and cash equivalents balance decreased to $7,410 as of June 30, 2024, from $288,255 as of December 31, 2023. We estimate the Company currently has insufficient working capital to support its daily operations for the next twelve months, without raising additional capital. The Company is continuing to look for different financing opportunities in order to increase working capital and improve liquidity, including bank borrowings and additional funding from major shareholders. We intend to commence new promotion plans to increase product sales and expand customer base and make additional efforts in accounts receivable collections. If we are unable to generate sufficient profits from operations or obtain additional equity or debt financing as required, there could be substantial uncertainty regarding our ability to continue as a going concern.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

Cash Flows

	Six months ended June 30,
	2024	2023	Change
Cash Flows used in Operating Activities	$(274,805)	$(85,816)	$(188,989)
Cash Flows used in Investing Activities	-	(5,488)	5,488
Cash Flows (used in) provided by Financing Activities	(130)	42,802	(42,932)
Effect of exchange rate changes	(5,910)	(41,233)	35,323
Net Changes in Cash and Cash Equivalents	$(280,845)	$(89,735)	$(191,110)

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $274,805, as compared to the amount of $85,816 provided by operating activities for the six months ended June 30, 2023, reflecting an increase of $188,989 in cash outflows. Such increase was mainly resulted from the net loss for the period and the allowance of credit loss for accounts receivables.

Cash Flow from Investing Activities

Net cash used in investing activities was $nil for the six months ended June 30, 2024, compared to net cash used in investing activities of $5,488 for the t six months ended June 30, 2023. Such decrease was mainly resulted from no purchase of property and equipment in 2024.

Cash Flow from Financing Activities

Net cash used in financing activities was $130 for the six months ended June 30, 2024, compared to net cash provided by financing activities of $42,802 for the six months ended June 30, 2023. Such decrease was mainly resulted from the higher repayment to bank loan during the periods ended June 30, 2024 than 2023.

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

Related Party Transactions

As of June 30, 2024 and December 31, 2023, the Company had accounts receivable from related parties in the amounts of $33,043 and $61,113, prepayments to related parties in the amounts of $806,932 and $941,978, deposits to related parties in the amounts of $523,886 and $536,450, and accounts payable to related parties in amounts of $187,954 and $162,310, respectively.

As of June 30, 2024 and December 31, 2023, the Company had outstanding payables due to its related parties in the amounts of $1,015,727 and $680,226, respectively, which mainly consisted of borrowings for working capital purpose. The balances were unsecured, non-interest bearing and due on demand.

During the six months ended June 30, 2024 and 2023, the Company sold products to its related parties in the amounts of $9,751 and $69,598, respectively, purchased goods from its related parties in the amounts of $167,351 and $374,686, and incurred the costs of revenues from related parties in the amounts of $167,351 and $362,096, respectively.

During the six months ended June 30, 2024 and 2023, the rental expenses to related parties were $8,918 and $9,501, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2024, that our disclosure controls and procedures were not effective.

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

We carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2024. Management based the assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that as of June 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Fortune Valley Treasures, Inc.

Date: August 14, 2024	By:	/s/ Yuwen Li
Yuwen Li
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Kaihong Lin
Kaihong Lin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

